Form 10-K
period 2010-12-31
COMMERCIAL BARGE LINE CO
filed 2011-03-31
CIK 1324482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMERCIAL BARGE LINE COMPANY
(Exact Name of Registrant as Specified in Charter)

Delaware	333-124454-12	03-0552365
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1701 E. Market Street, Jeffersonville, Indiana (Address of principal executive offices)	47130 (Zip Code)
(812) 288-0100
(Registrant’s telephone number, including area code)
Former name or former address, if changed since last report: N/A

1701 East Market Street Jeffersonville, Indiana (Address of principal executive offices)	47130 (Zip Code)
(812) 288-0100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐ Not applicable.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Not applicable.
DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This annual report on Form 10-K includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be,” “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter our forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise. Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:
•	The aftermath of the global economic crisis, which began in 2008, may continue to have detrimental impacts on our business.

•	Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.

•	An oversupply of barging capacity may lead to reductions in freight rates.

•	Yields from North American and worldwide grain harvests could materially affect demand for our barging services.

•	Any decrease in future demand for new barge construction may lead to a reduction in sales volume and prices for new barges.

•	Volatile steel prices may lead to a reduction in or delay of demand for new barge construction.

•	Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

•	Our operating margins are impacted by a low margin legacy contract and by spot rate market volatility for grain volume and pricing.

•	We are subject to adverse weather and river conditions, including marine accidents.

•	Seasonal fluctuations in industry demand could adversely affect our operating results, cash flow and working capital requirements.

•	The aging infrastructure on the Inland Waterways may lead to increased costs and disruptions in our operations.

•	The inland barge transportation industry is highly competitive; increased competition could adversely affect us.

•	Global trade agreements, tariffs and subsidies could decrease the demand for imported and exported goods, adversely affecting the flow of import and export tonnage through the Port of New Orleans and the demand for barging services.

•	Our failure to comply with government regulations affecting the barging industry, or changes in these regulations, may cause us to incur significant expenses or affect our ability to operate.

•	Our maritime operations expose us to numerous legal and regulatory requirements, and violation of these regulations could result in criminal liability against us or our officers.

•	The Jones Act restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business.

•	We are named as a defendant in lawsuits and we are in receipt of other claims and we cannot predict the outcome of such litigation and claims, which may result in the imposition of significant liability.

•	Our insurance may not be adequate to cover our operational risks.

•	Our aging fleet of dry cargo barges may lead to a decline in revenue if we do not replace the barges or drive efficiency in our operations.

•	Our cash flows and borrowing facilities may not be adequate for our additional capital needs and our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness.

•	A significant portion of our borrowings are tied to floating interest rates which may expose us to higher interest payments should interest rates increase substantially.

•	We face the risk of breaching covenants in our Existing Credit Facility.

•	The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.

•	A major accident or casualty loss at any of our facilities or affecting free navigation of the Gulf or the Inland Waterways could significantly reduce production.

•	Potential future acquisitions or investments in other companies may have a negative impact on our business.

•	A temporary or permanent closure of the river to barge traffic in the Chicago area in response to the threat of Asian carp migrating into the Great Lakes may have an adverse effect on operations in the area.

•	Interruption or failure of our information technology and communications systems, or compliance with requirements related to controls over our information technology protocols, could impair our ability to effectively provide our services or the integrity of our information.

•	Many of our employees are covered by federal maritime laws that may subject us to job-related claims.

•	We have experienced work stoppages by union employees in the past, and future work stoppages may disrupt our services and adversely affect our operations.

•	The loss of key personnel, including highly skilled and licensed vessel personnel, could adversely affect our business.

•	Failure to comply with environmental, health and safety regulations could result in substantial penalties and changes to our operations.

•	We are subject to, and may in the future be subject to disputes, or legal or other proceedings that could involve significant expenditures by us.

•	Our substantial debt could adversely affect our financial condition.

•	We may be unable to service our indebtedness.
     See Item 1A “Risk Factors” of this annual report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

PART I
ITEM 1. THE BUSINESS
The Company
     Commercial Barge Line Company (“CBL” or the “Company”), a Delaware corporation, is one of the largest and most diversified inland marine transportation and service companies in the United States. CBL provides barge transportation and related services under the provisions of the Jones Act and manufactures barges, primarily for brown-water use. CBL also provides certain naval architectural services to its customers. CBL was incorporated in 2004. CBL is a wholly-owned subsidiary of American Commercial Lines Inc. (“ACL”). ACL is a wholly-owned subsidiary of ACL I Corporation (“ACL I”). ACL I is a wholly owned subsidiary of Finn Holding Corporation (“Finn”). Finn is owned by certain affiliates of Platinum Equity, LLC (“Platinum”). On December 21, 2010, we announced the consummation of the previously announced acquisition of ACL by Platinum (the “Acquisition”). The Acquisition was accomplished through the merger of Finn Merger Corporation, a Delaware corporation and a wholly owned subsidiary of ACL I, a Delaware corporation, with and into American Commercial Lines Inc.
     The assets of ACL consist principally of its ownership of all of the stock of CBL. The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC, ACL Transportation Services LLC, and Jeffboat LLC, Delaware limited liability companies, and their subsidiaries. Additionally, CBL owns ACL Professional Services, Inc., a Delaware corporation. CBL is responsible for corporate income taxes. ACL and CBL do not conduct any operations independent of their ownership interests in the consolidated subsidiaries.
     CBL’s principal executive offices are located at 1701 East Market Street in Jeffersonville, Indiana. CBL’s mailing address is P.O. Box 610, Jeffersonville, Indiana 47130.
     The Platinum Equity group (“Platinum Group”) is a global acquisition firm headquartered in Beverly Hills, California with offices in Boston, New York and London. Since its founding in 1995, Platinum Group has acquired more than 120 businesses in a broad range of market sectors including technology, industrials, logistics, distribution, maintenance and service. Platinum Group’s current portfolio includes over 30 companies. The firm has a diversified capital base that includes the assets of its portfolio companies as well as capital commitments from institutional investors in private equity funds managed by the firm.
Information Available on our Website
     Our website address is www.aclines.com. All of our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports can be accessed free of charge through the News link on the website. ACL filed these reports until December 30, 2010. Reports after that date were filed by CBL. In addition, the Code of Ethics is also available on the website.
Operating Segments
     We currently operate in two primary business segments, transportation and manufacturing. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid cargo barge transportation on the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 11.6% of the total inland dry cargo barge fleet and 10.8% of the total inland liquid cargo barge fleet as of December 31, 2010, according to Informa Economics, Inc., a private forecasting service (“Informa”).Our manufacturing segment is the second largest manufacturer of brown water barges in the United States according to year end 2010 data from Criton Corporation, publisher of River Transport News (“Criton”). Comparative financial information regarding our transportation, manufacturing and other business segments is included in both the notes to our consolidated financial statements and in Management’s Discussion and Analysis of Financial Conditions and Results of Operations. This financial information includes for each segment, as defined by generally accepted accounting principles, revenues from external customers, a measure of profit or loss and total assets for each of the last three fiscal years.
     In addition to our primary two business segments, we also operate a smaller services company, Elliott Bay Design Group LLC (“EBDG”) which provides architecture, engineering and production support to its many customers in the commercial marine industry. Elliot Bay also provides ACL with expertise in support of its transportation and manufacturing businesses. EBDG is not significant to the primary operating segments of ACL and, due to its relative insignificance, is included in “All other segments.”
     During the second quarter of 2008, we completed the acquisition of Summit Contracting, LLC (“Summit”). Summit provided environmental and civil construction services to a variety of customers. Summit was sold in the fourth quarter of 2009 and is excluded from segment disclosures due to its reclassification to discontinued operations in all periods presented.

     For year ended December 31, 2010, our transportation segment accounted for 86.6% ($632.7 million) of our consolidated revenue, 99.5% ($49.8 million) of our operating income and 95.6% ($94.5 million) of our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), while our manufacturing segment, Jeffboat, accounted for 12.3% ($90.0 million) of our consolidated revenue and 3.4% ($3.4 million) of our EBITDA. Jeffboat was essentially breakeven at the operating profit level and, therefore, was not a measurable percentage of operating income in 2010. Our other businesses that are not classified within these segments accounted for remaining revenues and EBITDA for the year ended December 31, 2010 Management considers EBITDA to be a meaningful indicator of operating performance and uses it as a measure to assess the operating performance of the Company’s business segments. EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. Additionally, covenants in our debt agreements contain financial ratios based on EBITDA. EBITDA should not be construed as a substitute for net income or as a better measure of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles (“GAAP”). EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.
     The Company believes that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. Accordingly, the Company is disclosing this information to allow a more comprehensive analysis of its operating performance. A reconciliation of net income to EBITDA is contained herein at Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A) under the caption Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation.
     In 2010 our transportation segment transported a total of approximately 33.8 billion ton-miles, with 31.0 billion ton-miles transported under affreightment contracts and 2.8 billion ton-miles transported under towing and day rate contracts. In total this was a decrease of 3.3 billion ton-miles or 8.8% compared to 2009. The decreased ton-miles were produced with an average barge fleet that was 4.5% smaller than the prior year. We believe that ton-miles, which are computed based on the extension of tons by the number of miles transported, are the best available volume measurement for the transportation business and are a key part of how we measure our performance.
     Our operations are tailored to service a wide variety of shippers and freight types. We provide additional value-added services to our customers, including third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems which allow us to effectively manage our fleet. Our barging operations are complemented by our marine repair, maintenance and port services (e.g. fleeting, shifting, repairing and cleaning of barges and towboats) located strategically throughout the Inland Waterways.
     Our freight contracts are typically matched to the individual requirements of the shipper depending on the shipper’s need for capacity, specialized equipment, timing and geographic coverage. Primarily as a result of strong customer demand relative to barge industry capacity, average freight rates for commodities moved under term contracts increased significantly during the period from 2003 to 2006, retracted during the recession beginning in 2008 and began to strengthen in the second half of 2010. Due to the expected continued retirement of aged barge capacity during the next several years, we anticipate that the pricing on term contract renewals over the longer term will be flat to slightly positive during the same period, although we can make no assurance that this will occur.
     Other than during the recent recession, spot rates, primarily for grain and for a portion of our coal shipments, have also been generally higher over the last five years. However, these spot rates have been and are expected to continue to be more volatile within and across years. Grain volatility is based not only on the supply and demand for barges but additionally weather, crop size, export demand, ocean port freight differentials and producer market timing.
     Our dry cargo barges transport a variety of bulk and non-bulk commodities. In 2010 grain was our largest class of dry cargo transported, accounting for 29.5% of our transportation revenue, followed by bulk and coal. The bulk commodities classification contains a variety of cargo segments including steel, salt, alumina, fertilizers, cement, ferro alloys, ore and gypsum.
     We also transport chemicals, petroleum, ethanol, edible oils and other liquid commodities with our fleet of tank barges, accounting for 27.6% of our 2010 transportation revenue.
     Located in Jeffersonville, Indiana, on the Ohio River, our manufacturing segment, Jeffboat, is, we believe, one of the largest inland shipyards in the United States. The manufacturing segment designs and manufactures barges and other vessels for Inland Waterways service for third-party customers and our transportation business. It also manufactures equipment for coastal and offshore markets and has long employed advanced inland marine technology. In addition, it also provides complete dry-docking capabilities and full machine shop facilities for repair and storage of towboat propellers, rudders and shafts. The segment also offers technically advanced marine design and manufacturing capabilities for both inland and ocean service vessels. The manufacturing segment utilizes sophisticated computer-aided design and manufacturing systems to develop, calculate and analyze all manufacturing and repair plans.
     Historically, our transportation business has been one of the manufacturing segment’s most significant customers. We believe the synergy created by our transportation operations and our manufacturing and repair capabilities is a competitive advantage. Our vertical integration allows us to source barges at cost and permits optimization of manufacturing schedules and asset utilization between internal requirements and sales to third-party customers. Additionally, manufacturing segment engineers have the opportunity to collaborate both with our barge operations and with our naval architects on innovations that enhance towboat performance and barge life.
CUSTOMERS AND CONTRACTS
     Transportation. Our primary customers include many of the major industrial and agricultural companies in the United States. Our relationships with our top ten customers have been in existence for several years, some for more than 30 years. We enter into a wide variety of contracts with these customers, ranging from single spot movements to renewable one-year contracts and multi-year extended contracts. The contracts vary in duration. Some contracts provide guarantees for a percentage of the customer’s volume shipped in certain traffic lanes.
     In 2010 our ten largest customers accounted for approximately 40.9% of our revenue with no individual customer exceeding 10%. We have many long-standing customer relationships, including Cargill, Inc., North American Salt Company, the David J. Joseph Company, Consolidated Grain & Barge Company, Bunge North America, Inc., United States Steel Corporation, Nucor Steel, Alcoa, Inc., Shell Chemical Company/Shell Trading Company, DuPont, Ineos—Nova Chemicals, Inc. and Archer Daniels Midland Co. We also have a long-standing contractual relationship, extended during the emergence from bankruptcy in 2005, until 2015, with Louisiana Generating LLC, a subsidiary of NRG Energy, Inc. (“LaGen”) and Burlington Northern Santa Fe Railway (“BNSF”). Many of our customers were significantly affected by the recent recession and we anticipate that some of our customers may continue to struggle into 2011. We are continuing to closely monitor the credit worthiness of our portfolio. We did experience the bankruptcy of one of our liquids customers, which had been one of our top ten customers, early in 2009, resulting in cumulative bad debt expenses totaling $1.2 million recorded in late 2008 and early 2009. Additionally, the contract with the customer was rejected in bankruptcy. The lost business with this customer impacted both our revenue and margins in 2009.
     In 2011, we anticipate that approximately 55% to 60% of our barging revenue will be derived from customer contracts that vary in duration, but generally are one year to four years in length. The average contract maturity is approximately two years. Most of our multi-year contracts are set at a fixed price, with adjustment provisions for fuel, and, in many cases, labor cost and general inflation, which increases stability of the contract margins. Generally, contracts that are less than one year are priced at the time of execution, which we refer to as the spot market. All of our grain freight has been priced in the spot market for the past five years. In 2010 the transportation segment generated approximately 73% of its revenues under term contracts and spot market arrangements with customers to transport cargoes on a per ton basis from an origin point to a destination point along the Inland Waterways on our barges, pushed primarily by our towboats. These contracts are referred to as affreightment contracts.
     Our dedicated service contracts typically provide for equipment specially configured to meet the customer’s requirements for scheduling, parcel size and product integrity. The contract may take the form of a “consecutive voyages” affreightment agreement, under which the customer commits to loading the barges on consecutive arrivals. Alternatively, the contract may be a “day rate plus towing” agreement under which the customer essentially charters a barge or set of barges for a fixed daily rate and pays a towing charge for the movement of the tow to its destination. A “unit tow” contract provides the customer with a set of barges and a boat for a fixed daily rate, with the customer paying the cost of fuel. Chemical shippers, until the economic slowdown beginning late in 2008, typically used dedicated service contracts to ensure reliable supplies of specialized feedstocks to their plants. Petroleum distillates and fuel oils have historically also moved under “unit tow” contracts. Many dedicated service customers formerly also sought capacity in the spot market for peaking requirements. Since the beginning of the recession, much of this business has reverted to spot market pricing and the resultant over-supply of liquid barge capacity has driven spot rates down. Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move. Transportation services revenue is earned for fleeting, shifting and cleaning services provided to third parties. Under charter/day rate contracts, our boats and barges are leased to third parties who control the use (loading, unloading, and movement) of the vessels. During 2008, 2007 and 2006 we deployed additional barges to serve customers under charter/day rate contracts due to strong demand and attractive pricing for such service. The demand for such arrangements decreased significantly during and after the recession. We ended 2010 with 131 barges in dedicated service. An average total of 122, 122 and 155 tank barges or 36.3%, 33.0% and 40.5% of our average liquid tanker fleet in the years 2010, 2009 and 2008 respectively, were devoted to these non-affreightment contracts. The pricing attained for this type of service and the varying number of barges deployed drove charter and day rate revenue flat in 2010, down 15.4% in 2009, up 17% in 2008 and up 52% in 2007, respectively, in comparison to the immediately preceding year. The transportation segment non-affreightment revenues are generated either by demurrage charges for customers’ delays, beyond contractually allowed days for loading and unloading, of our equipment under affreightment contracts or by one of three other distinct contractual arrangements with customers: (i) dedicated service contracts; (ii) outside towing contracts or (iii) other marine services contracts. Transportation services revenue is further summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties. Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move.

     Manufacturing. The primary third-party customers of our barge and other vessel manufacturing subsidiary, Jeffboat, are other operators within the inland barging industry. Because barge and other vessel manufacturing requirements for any one customer are dependent upon the customer’s specific replacement and growth strategy, and due to the long-lived nature of the equipment manufactured, the manufacturing segment’s customer base varies from year-to-year. Our transportation business is a significant customer of the manufacturing segment. In 2010, 2009 and 2008, our transportation segment accounted for 27%, 10% and 10%, respectively, of the manufacturing segment’s revenue before intercompany eliminations.
     At December 31, 2010, the manufacturing segment’s approximate vessel backlog for external customers was $102 million compared to $49 million at December 31, 2009. The backlog consists of vessels to be constructed under signed customer contracts or exercised contract options that have not yet been recognized as revenue. We have seen some return of demand as the economy has recovered. We expect two production lines to be fully utilized in 2011.
     As more normal levels of demand return, we continue to believe that future demand for dry and liquid tank barges in the two to five year time horizon will be relatively strong driven primarily by the need for replacement of retiring dry covered hopper capacity. Industry data from Informa indicates that more than 18% of the dry cargo barges in service at December 31, 2010 were more than 26 years old. The aging of the in-service dry fleet is expected to continue to drive demand for replacement dry barges.
     Another continuing driver of new barge demand is the requirement to replace all single-hull tank barges with double-hull tank barges. By federal law, single-hull tank barges will not be allowed to operate after 2015. All of our tank barges have double hulls. There are, however, still some single-hull barges in operation within the industry. The ultimate realization of the replacement activity or the timing of the replacement will likely be impacted by overall tank barge demand as the current economic environment has allowed retirement of such barges without current need for replacement. We are continuing steps to “right-size” our manufacturing capacity to be more efficient and profitable through all economic cycles. The price we have been able to charge for manufacturing production has fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. During the period from the beginning of 2007 through 2008, we were able to maintain or improve the pricing on new barge orders, net of steel costs, in response to continued demand for new barge construction. Pricing strength decreased during the recession but has recently been improving and over the longer term, as we re-enter a period of strong demand for replacement barges, we plan to continue improving the pricing on our barges, net of steel.
     Steel is the largest component of our raw materials, representing 50% to 90% of the raw material cost, depending on steel prices and barge type. We have established relationships with our steel vendors and have not had an issue with obtaining the quantity or quality of steel required to meet our commitments. The price of steel, however, varies significantly with changes in supply and demand. Because of the volatile nature of steel prices, we generally pass back to our customers the cost of steel used in the production of our customers’ barges. A number of the contracts in the backlog contain steel price adjustments, though in some more recent contracts we have fixed steel prices, as vendors had been willing to commit to fixed prices over an extended period, during which we pre-purchased steel to lock in prices. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at December 31, 2010. Several contracts in the backlog also contain options for the customer to purchase additional barges in the future, which are not included in the reported backlog until exercised. All orders in the backlog at December 31, 2010, are expected to be produced in 2011. The backlog also excludes our planned construction of internal replacement barges.
TRANSPORTATION FLEET
     Barges. As of December 31, 2010, our total transportation fleet was 2,411 barges, consisting of 1,777 covered dry cargo barges, 309 open dry cargo barges and 325 tank barges. We operate 430 of these dry cargo barges and 23 of these tank barges pursuant to charter agreements. The charter agreements have terms ranging from one to fourteen years. Generally, we expect to be able to renew or replace our charter agreements as they expire. As of December 31, 2010, the average age of our covered dry cargo barges was 19.5 years, the average age of our dry open barges was 31.2 years and the average age of our tank barges was 21.1 years. Our dry fleet and liquid fleets are approximately 5 years and 2.7 years older than the industry averages contained in the industry age profile discussed in “Item 1. The Business — Competition” Covered hoppers are most often used to transport grain and other farm products, metallic ores and non-metallic minerals, while open hoppers are most often used to transport coal, sand, rock and stones. We use tank barges primarily for transportation of chemicals, petroleum and related liquid products.
     Towboats. As of December 31, 2010, our barge fleet was powered by 111 Company-owned towboats and 18 additional towboats operated exclusively for us by third parties. This is 12 less owned boats and one more chartered boat than we operated at December 31, 2009. The size and diversity of our towboat fleet allows us to deploy our towboats to areas of the Inland Waterways where they can operate most effectively. For example, our larger horsepower towboats typically operate with tow sizes of as many as 40 barges along the Lower Mississippi River, where the river channels are wider and there are no restricting locks and dams. Our medium horsepower towboats predominantly operate along the Ohio, Upper Mississippi and Illinois Rivers, where the river channels are narrower and restricting locks and dams are more prevalent. We also deploy smaller horsepower towboats for canal, shuttle and harbor services. During 2010 and 2009 we continued to assess our boat power needs. Based on that assessment we sold 12 boats in

2010. We currently have an additional three boats which are being actively marketed and are included in assets held for sale. A summary of the number of owned boats by power class is included in “Item 7. MD&A — Owned Boat Counts and Average Age by Horsepower Class.”
PORT SERVICES ASSETS
     To support our barge fleet, we operate port service facilities. ACL Transportation Services LLC (“ACLT”), a wholly-owned subsidiary of the Company, operates facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both barges and towboats, primarily for ACL, but also for third-party customers. ACLT has active port service facilities in the following locations: Lemont, Illinois; St. Louis, Missouri; Cairo, Illinois; Louisville, Kentucky; Baton Rouge, Louisiana; Vacherie, Louisiana (Armant fleet); Harahan, Louisiana and Houston, Texas. Its operations consist of fleets, towboat repair shops, dry docks, scrapping facilities and cleaning operations. Late in 2009 our maintenance shop, formerly located in Louisville, Kentucky, was physically relocated to Cairo, Illinois. At that time the Company also realigned its ACLT business into two regional divisions. The Southern Division, based in Harahan, Louisiana will include the Company’s network south of Baton Rouge, Louisiana. The Northern Division, based in Cairo, Illinois will include the Company’s network north of Baton Rouge, Louisiana.
     ACLT also operates a coal receiving, storage and transfer facility in St. Louis, Missouri. Together with BNSF, we also transport coal from mines in the Powder River Basin of Wyoming and Montana to the LaGen power plant in Louisiana under an agreement with LaGen. Currently these activities account for less than 10% of our revenue. Our St. Louis terminal also receives and stores coal from third-party shippers who source coal on the BNSF and ship to inland utilities on our barges. ACLT’s liquid terminal in Memphis, Tennessee provides liquid tank storage for third parties and processes oily bilge water from towboats. The oil recovered from this process is blended for fuel used by ACL’s towboats or is sold to third parties. Certain of our facilities also sublease land to vendors, such as fuel vendors, which reduces our costs and augments services available to our fleets and those of third parties.
THIRD-PARTY LOGISTICS, INTERMODAL SERVICES
     Our fleet size, diversity of cargo transported and experience enables us to provide transportation logistics services for our customers. We own 50% of BargeLink LLC, a joint venture with MBLX, Inc. (“BargeLink”), based in New Orleans. BargeLink provides third-party logistics services to international and domestic shippers who distribute goods primarily throughout the inland rivers. BargeLink provides and arranges for ocean freight, customs clearance, stevedoring (loading and unloading cargo), trucking, storage and barge freight for its customers. BargeLink tracks customers’ shipments across multiple carriers using proprietary tracking software developed by BargeLink.
     At our Lemont Terminal, located approximately 25 miles southwest of downtown Chicago, we have direct access to Highways 55, 355 and 294 and a truck delivery radius including Iowa, Michigan, Indiana, Illinois, Wisconsin and Ohio. From this location we distribute truck-to-barge and barge-to-truck multi-modal shipments of both northbound and southbound freight from inland river system origins and destinations in Mexico, Texas, Louisiana, Alabama, Florida, Pennsylvania and points between. We also have 48,000 square feet of indoor temperature controlled space for product storage in Lemont, as well as 35 acres for outside storage.
COMPETITION
     Transportation. Competition within the U.S. inland barging industry is diverse and includes integrated transportation companies and small operators, as well as captive fleets, owned by various U.S. power generating, grain, refining and petrochemical companies. Foreign competition within the industry is restricted due to the Jones Act, a federal cabotage law that restricts domestic non-proprietary-cargo marine transportation in the United States to vessels built and registered in the United States, manned by U.S. citizens and 75% owned by U.S. citizens (the “Jones Act”). Competition within the barging industry for major commodity contracts is significant, with a number of companies offering transportation services on the Inland Waterways. We compete with other carriers primarily on the basis of commodity shipping rates, but also with respect to customer service, available routes, value-added services (including scheduling convenience and flexibility), information timeliness, quality of equipment, accessorial terms, freight payment terms, free days and demurrage days.
     We believe our vertical integration provides us with a competitive advantage. By using our ACLT and our manufacturing segment’s barge and towboat repair facilities, ACLT vessel fleeting facilities and our manufacturing segment’s shipbuilding capabilities, we are able to support our core barging business and offer a combination of competitive pricing and high quality service to our customers. We believe that the size and diversity of our fleet allows us to optimize the use of our equipment and offer our customers a broad service area, at competitive rates, with a high frequency of arrivals and departures from key ports.
     Since 1980 the industry has experienced consolidation as the acquiring companies have moved toward attaining the widespread geographic reach necessary to support major national customers. According to Informa, we had the second largest covered dry cargo barge fleet in the industry with 16.3% of the industry capacity as of December 31, 2010. We believe our large covered dry cargo fleet gives us a unique position in the marketplace that allows us to service the transportation needs of customers requiring covered barges to ship their products. It also provides us with the flexibility to shift covered dry cargo fleet capacity to compete in the open dry cargo barge market simply by storing the barge covers. This adaptability allows us to operate the barges in open barge trades for a short or long term period of time to take advantage of market opportunities. Carriers that have barges designed for open dry cargo barge service only cannot easily retrofit their open dry cargo barges with covers without significant expense, time and effort.
     According to Informa, the Inland Waterways fleet peaked at 23,092 barges at the end of 1998. From 1999 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 54 liquid tank barges for a total reduction of 2,461 barges, or 10.7%. From that date through the end of 2010, the industry fleet, net of barges scrapped, increased by 125 dry cargo barges and increased by 171 tank barges, ending 2010 at 17,914 dry and 3,013 liquid barges, for a total fleet size of 20,927, 9.4% below the 1998 level. During 2010 the industry placed 757 new dry cargo barges into service while retiring 341 dry cargo barges and expanded the liquid cargo barge fleet by four barges. Our life expectancy of a dry cargo barge in our fleet is up to 35 years and a liquid barge in our fleet is up to 40 years, with the age of retirement depending on the physical condition of a barge and amount of reinvestment and repair. We also believe that approximately 25% of the industry’s existing dry cargo barge fleet will need to be retired or refurbished due to their age over the next three to seven years. Competition is significant for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 57% of the industry fleet in each sector as of December 31, 2010.
TOP 5 CARRIERS BY FLEET SIZE*
(as of December 31, 2010)

Dry Cargo Barge Fleet	Dry**	Average Age	Industry Share
Ingram Barge Company	3,796	15.2	21.2%
AEP River Operations	3,199	11.0	17.9%
American Commercial Lines LLC	2,086	21.2	11.6%
American River Transportation	1,752	20.5	9.8%
SCF Marine, Inc.	1,130	13.9	6.3%

Top five	11,963	15.8	66.8%
Industry Total	17,914	15.2	100.0%

Liquid Cargo Barge Fleet	Liquid	Average Age	Industry Share
Kirby Corporation	828	20.6	27.5%
American Commercial Lines LLC	325	21.1	10.8%
Canal Barge Line Co. Inc.	211	11.5	7.0%
Florida Marine Transporters	203	6.2	6.7%
Ingram Barge Company	172	31.0	5.7%

Top five	1,739	18.9	57.7%
Industry Total	3,013	18.4	100.0%

*	Source: Informa and Company.

**	Dry Cargo Barges include covered and open dry barges.
     The inland barge freight market is influenced by a variety of factors, including the size of the Inland Waterways barge fleet, local weather patterns, domestic and international consumption of agricultural and industrial products, crop production, trade policies, the price of fuel and the price of steel. Freight rates in both the dry and liquid markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge as well as the attractiveness of barging as a means of freight transportation. Historically the major drivers of demand for dry cargo freight are coal for domestic utility companies, industrial and coke producers and export markets; construction commodities such as cement, limestone, sand and gravel; and coarse grain such as corn and soybeans for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, ores, salt, gypsum, fertilizer and forest products. The demand for our liquid freight is driven by the demand for bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, propylene oxide, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, edible oils, bio-diesel and molasses. From its 1998 peak of 23,092 total barges until the end of 2010, the Inland Waterways fleet size was reduced to 20,927 barges, for a total reduction of 2,165 barges, or 9.4% below the 1998 level. This decline in the industry fleet size has resulted in a more favorable supply-demand dynamic for Inland Waterways freight transportation.
     Certain spot rate contracts, particularly for grain, are subject to significant seasonal and other fluctuations. Grain rates and volume demand are also reactive to the freight cost spreads for grain export between west coast ports and through the gulf. Demand in our liquid and bulk commodity markets was significantly impacted by the recent recession, negatively impacting price, business mix and margin. Demand has recently been improving and is more in line with industry capacity. We continue to pursue currently available volume, with the most success in our grain and legacy coal markets, focusing on productivity, prudent capital investment and cost control to enable us to be ready to capitalize on market demand shifts. We continue to believe that barge transportation remains the lowest cost and most ecologically friendly provider of domestic transportation. We continue to provide quality services to our existing customers and to seek new customers, particularly modal conversions which offer the significant cost advantage of barge transportation for commodities currently being transported primarily by rail and truck.
     Manufacturing. The inland barge manufacturing industry competes primarily on quality of manufacture, delivery schedule, design capabilities and price. We consider Trinity Industries, Inc. to be our manufacturing segment’s most significant competitor for the large-scale manufacture of inland barges, although other firms have barge building capability on a smaller scale. We believe there are a number of shipyards located on the Gulf Coast that compete with our manufacturing segment for the manufacturing of liquid tank barges. In addition, certain other shipyards may be able to reconfigure to manufacture inland barges and related equipment. We believe that Jeffboat and its most significant competitor together comprise the significant majority of barge manufacturing capacity in the U.S. and believe that the new dry barge builds required to replace retiring barges will strain the capacity of barge manufacturing during the next five years. According to industry data provided by Informa, from 2005 through 2009, Jeffboat’s brown water liquid and dry cargo barge production accounted for between 25% and 43% of the overall market.
     Due to the relatively long life of barges and the manufacturing boom of the late 1970’s and early 1980’s, older barges are reaching the end of their life expectancy and single-hulled liquid barges are retiring ahead of U.S. Coast Guard requirements for liquid tank barges to be double-hulled by 2015. According to Informa, 4,535 new hoppers are expected to be built by 2015, with almost all going towards replacement of the aging fleet. We also believe that approximately 25% of the industry’s existing dry cargo barge fleet will need to be retired or refurbished due to their age over the next three to seven years.
SEASONALITY
     Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Increased demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The transportation of grain in the spot market, including demurrage charges, represented 29.5% of our annual total transportation segment revenues for 2010 compared to 31% in 2009. Average grain tariff rates for the mid-Mississippi River, which we believe is generally a directional indicator of the total market, were 416% for the year ended December 31, 2010, and 337% for the year ended December 31, 2009. The unusual harvest conditions in 2009 resulted in rates that were the lowest since 2005 and were, on average, 40% below the prior year and 15% below the average of the prior five years. The more normal harvest in 2010 contributed to the higher rates in that year in line with five year averages. The annual differential between peak and trough rates for this river segment has averaged more than 106% a year over the five prior years. We did not see the normal compressed harvest season rates in 2009 as the differential was only 68% but jumped to 96% for the 2010 year. Our achieved grain pricing, across all river segments, was up 10.9% and 9.3% in the quarter and year ended December 31, 2010.
     The chart below depicts the seasonal movements in what we believe to be a directionally representative tariff rate over time for a river segment we track as part of the mid-Mississippi River. We do not track January and February for this segment due to significantly reduced volumes on the segment during that time frame.

MID-MISSISSIPPI TARIFF RATES
     Fertilizer movements are timed for delivery prior to annual planting, generally moving from late August through April. Salt movements are heaviest in the winter, when the need for road salt in cold weather regions drives demand, and are more ratable throughout the balance of the year as stockpiles are replaced. Overall demand for other bulk and liquid products delivered by barge is more ratable throughout the year.
     Additionally, we have generally experienced higher expenses in the winter months, because winter conditions historically result in higher costs of operation and reduced equipment demand. The seasonal reduction in demand also permits scheduling major boat maintenance exacerbating higher costs during that period.
     Our manufacturing segment’s costs are also subject to seasonal variations. Costs may increase with seasonal precipitation and temperatures below 20 degrees, as extra shifts and overtime are required in certain cases to maintain production schedules.
EMPLOYEE MATTERS

     Employee Count

	December 31,	December 31,
Function	2010	2009
Administration (including Jeffboat)	185	236
Transportation services	1,500	1,518
Manufacturing	693	763
Other	54	55

	2,432	2,572

     As of December 31, 2010, we employed 2,432 people. Approximately 645 employees were represented by unions. Most of these unionized employees (approximately 625 individuals) are represented by General Drivers, Warehousemen and Helpers, Local Union

     No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our shipyard facility under a three-year collective bargaining agreement that expires April 1, 2013. Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12—Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expires in December 2010. We are currently operating under a letter extension of such agreement that requires a 30-day notice prior to termination and we are in negotiations with Union representatives. We do not believe that a work stoppage at this facility would have a material impact on our operations.
INSURANCE AND RISK MANAGEMENT
     The Company procures and manages insurance policies and provides claims management services for our subsidiaries internally through our risk management department. The Company is exposed to traditional hazards associated with its manufacturing and marine transportation operations on the Inland Waterways. A program of insurance is maintained to mitigate risk of loss to the Company’s property, vessels and barges, loss and contamination of cargo and as protection against personal injury to third parties and company employees. Our general marine liability policy insures against all operational risks for our marine activities. Pollution liability coverage is maintained as well. The Company also maintains excess liability coverage above the noted casualty risks. All costs of defense, negotiation and costs incurred in settling a claim, such as surveys and damage estimates, are considered insured costs. Our personnel costs involved in managing insured claims are not reimbursed. We evaluate our insurance coverage regularly. The Company believes that our insurance coverage is adequate.
GOVERNMENT REGULATION
     General. Our business is subject to extensive government regulation in the form of national, state and local laws and regulations, as well as laws relating to the discharge of materials into the environment. Because such laws and regulations are regularly reviewed and revised by issuing governments, we are unable to predict the ultimate cost or impact of future compliance. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our business operations. The types of permits, licenses and certificates required for our vessels depend upon such factors as the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel and our status as owner, operator or charterer. As of December 31, 2010, we had obtained all material permits, licenses and certificates necessary for operations.
     Our transportation operations are subject to regulation by the U.S. Coast Guard, Environmental Protection Agency, federal laws and state laws.
     The majority of our inland tank barges carry regulated cargoes. All of our inland tank barges that carry regulated cargoes are inspected by the U.S. Coast Guard and carry certificates of inspection. Towboats are subject to U.S. Coast Guard inspection and will be required to carry certificates of inspection once the associated regulations are promulgated by the U.S. Coast Guard. Our dry cargo barges are not subject to U.S. Coast Guard inspection requirements, but are now subject to Environmental Protection Agency inspection and reporting requirements.
     Additional regulations relating to homeland security, the environment or additional vessel inspection requirements may be imposed on the barging industry.
     Jones Act. The Jones Act is a federal cabotage law that restricts domestic non-proprietary cargo marine transportation in the United States to vessels built and registered in the United States. Furthermore, the Jones Act requires that the vessels be manned by U.S. citizens and owned by U.S. citizens. For a limited liability company to qualify as a U.S. citizen for the purposes of domestic trade, 75% of the company’s beneficial equity holders must be U.S. citizens. We currently meet all of the requirements of the Jones Act for our owned vessels.
     Compliance with U.S. ownership requirements of the Jones Act is very important to our operations, and the loss of Jones Act status could have a significant negative effect on our business, financial condition and results of operations. We monitor the citizenship requirements under the Jones Act of our employees, boards of directors and managers and beneficial equity holders and will take action as necessary to ensure compliance with the Jones Act.
     User Fees and Fuel Tax. Federal legislation requires that inland marine transportation companies pay a user fee in the form of a tax assessed upon propulsion fuel used by vessels engaged in trade along the Inland Waterways. These user fees are designed to help defray the costs associated with replacing major components of the waterway system, including dams and locks, and to build new projects. Significant portions of the Inland Waterways on which our vessels operate are maintained by the U.S. Army Corps of Engineers.
     We presently pay a federal fuel tax of 20.1 cents per gallon of propulsion fuel consumed by our towboats in some geographic regions. In the future, user fees may be increased or additional user fees may be imposed to defray the costs of Inland Waterways’ infrastructure and navigation support. Increases in these taxes are normally passed through to our customers by contract.

     Homeland Security Requirements. The Maritime Transportation Security Act of 2002 requires, among other things, submission to and approval by the U.S. Coast Guard of vessel and waterfront facility security plans (“VSP” and “FSP,” respectively). Our VSP and our FSP have been approved and we have complied with both since June 30, 2004. As a result, we are subject to continuing requirements to engage in training and participate in exercises and drills.
ENVIRONMENTAL REGULATION
     Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials, hazardous substances and wastes, the investigation and remediation of contamination, and other laws and regulations related to health, safety and the protection of the environment and natural resources. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have incurred and will continue to incur capital costs and other expenditures relating to such matters.
     In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and analogous state laws, and the Oil Pollution Act of 1990 (“OPA 90”). We may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations. These laws typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by these environmental laws may be held responsible for all of the cleanup costs and damages incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, property damage or other costs, including cleanup costs and damages resulting from environmental contamination.
     A release or threatened release of hazardous substances or wastes, or other pollutants into the environment at or by our facilities, properties or vessels, as the result of our current or past operations, or at a facility to which we have shipped wastes, or the existence of historical contamination at any of our properties, could result in material liability to us. We conduct loading and unloading of dry commodities, liquids and scrap materials on and near waterways. These operations present a potential that some such material might be spilled or otherwise released into the environment, thereby exposing us to potential liability.
     As of December 31, 2010, we had minimal reserves for environmental matters. Any cash expenditures that are necessary to comply with applicable environmental laws or to pay for any remediation efforts will therefore result in charges to earnings if not subject to insurance claims. We may incur future costs related to the sites associated with the environmental reserves. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in additional environmental costs. For more information, see “Item 3. Legal Proceedings — Environmental Litigation.”
OCCUPATIONAL HEALTH AND SAFETY MATTERS
     Our vessel operations are primarily regulated by the U.S. Coast Guard for occupational health and safety standards. Our shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. As of December 31, 2010, we were in material compliance with these regulations. However, we may experience claims against us for work-related illness or injury as well as further adoption of occupational health and safety regulations.
     We endeavor to reduce employee exposure to hazards incident to our business through safety programs, training and preventive maintenance efforts. We emphasize safety performance in all of our operating subsidiaries. We believe that our safety performance consistently places us among the industry leaders as evidenced by what we believe are lower injury frequency levels than those of many of our competitors. We have been certified in the American Waterway Operators Responsible Carrier Program, which is oriented to enhancing safety in vessel operations.
INTELLECTUAL PROPERTY
     We register our material trademarks and trade names. Our trademark and tradename registrations in the United States are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as they are used in the regular course of trade. We believe we have current intellectual property rights sufficient to conduct our business.
ITEM 1A. RISK FACTORS
     Set forth below is a detailed discussion of risks related to our industry and our business. In addition to the other information in this document, you should consider carefully the following risk factors. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business.

Risks Related to Our Industry
     The aftermath of the global economic crisis, which began in 2008, may continue to have detrimental impacts on our business.
     Although we cannot predict the extent, timing and full ramifications, we believe that the recession, which began in 2008 and its aftermath, at a minimum, heighten the following risks.
     Potential recession impacts—In the year ended December 31, 2010, we saw demand increases over the prior year in specific commodities that are currently shipped by barge. However this improved demand level continues to be significantly diminished from pre-recession levels and negatively impacts price/mix/volume. Notwithstanding the recent demand increase, demand levels continue to be lower than prior to the recession and, as a result, there continues to be an oversupply of barges, which results in reduced rates that we can charge for our services, particularly in the spot markets. Such lower rates have negatively impacted our revenues and financial condition in our transportation segment. This loss of demand has also and could continue to result in tow-size and barge positioning inefficiencies. The stagnant freight markets also may delay investment decisions by customers of our manufacturing segment.
     Credit availability to our customers and suppliers—We believe that many of our customers and suppliers rely on liquidity from operative global credit markets. If credit availability remains restricted for these customers, demand for our products and services may be constricted resulting in lower revenues and barge production backlogs and we may not be able to enforce contracts or collect on outstanding invoices.
     Market risk—We have significant costs associated with our pension plan, which costs depend on many factors including the return on plan assets. Plan assets declined significantly in 2008. Though plan assets increased in 2009 and 2010, the combined return from the beginning of 2008 remains below the average assumed rate of return used for actuarial estimation purposes. Further declines in the value of plan assets or continued lower than assumed returns over time could increase required expense provisions and contributions under the plan. See Note 7 to the consolidated financial statements for the year ended December 31, 2010.
     Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.
     Freight transportation rates fluctuate from season-to-season and year-to-year. Levels of dry and liquid cargo being transported on the Inland Waterways vary based on several factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, and foreign exchange rates. Additionally, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest affects demand for barging on the Inland Waterways, especially in grain movements. Grain, particularly corn for export, has been a significant part of our business. Since the beginning of 2006, all grain transported by us has been under spot market contracts. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. Spot rates can vary widely from quarter-to-quarter and year-to-year. A decline in spot rates could negatively impact our business. The number of barges and towboats available to transport dry and liquid cargo on the Inland Waterways also varies from year-to-year as older vessels are retired and new vessels are placed into service. The resulting relationship between levels of cargos and vessels available for transport affects the freight transportation rates that we are able to charge. Since the recession which began in 2008, overall freight demand, particularly in the liquid barge market, has declined, reducing the demand for dedicated service contracts. This decline in those contracts has resulted in an oversupply of liquid barges to serve liquid spot demand and has lowered the rates we can charge for that service. Significantly lower demand for dry non-grain cargoes has also contributed to lower spot rates for grain moves which represent a significant portion of our business.
     An oversupply of barging capacity may lead to reductions in freight rates.
     Our industry suffered from an oversupply of barges relative to demand for barging services for many years following the boom in barge production in the late seventies and early eighties. The economic crisis that began in the fall of 2008 has led to a temporary oversupply, particularly in parts of the liquid business, despite reductions in the size of the industry fleet. We cannot currently estimate the likely duration of this temporary oversupply. Additionally, even if the recession impact abates, oversupply conditions may recur due to a variety of factors, including a more permanent drop in demand, overbuilding, delays in scrapping or extension of use through refurbishing of barges approaching the end of their life expectancies. We believe that approximately 25% of the industry’s existing dry cargo barge fleet will need to be retired or refurbished due to their age over the next three to seven years. If retirement occurs, demand for barge services returns to more normal levels and new builds do not replace retired capacity, we believe that barge capacity may be constrained. However, if an oversupply of barges were to occur, it could take several years before supply growth matches demand due to the variable nature of the barging industry and the freight transportation industry in general, and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge until volume demand returns.

     Yields from North American and worldwide grain harvests could materially affect demand for our barging services.
     Demand for dry cargo barging in North America is significantly affected by the volume of grain exports flowing through ports on the Gulf of Mexico. The volume of grain exports through the Gulf of Mexico can vary due to, among other things, crop harvest yield levels in the United States and abroad, ocean going freight spreads between the Gulf and the Pacific Northwest. Overseas grain shortages increase demand for U.S. grain, while worldwide over-production decreases demand for U.S. grain. Other factors, such as domestic ethanol demand and overseas markets’ acceptance of genetically altered products and the exchange rate, may also affect demand for U.S. grain. Fluctuations in demand for U.S. grain exports can lead to temporary barge oversupply, which in turn can lead to reduced freight rates. We cannot assure that historical levels of U.S. grain exports will continue in the future.
     Any decrease in future demand for new barge construction may lead to a reduction in sales volume and prices for new barges.
     The prices we have been able to charge for manufacturing segment production have fluctuated historically based on a variety of factors including our customers’ cost and availability of debt financing, cost of raw materials, particularly steel, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. From 2007 through 2008, we increased the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. Although we plan to continue increasing the longer term pricing on our barges, net of steel, in conjunction with the expected additional long-term demand for new barge construction as well as inflation of our costs, the recession has affected our customers’ need and ability to build new barges in the near-term. If demand for new barge construction diminishes or the recession deepens or extends we may not be able to maintain or increase pricing over our current levels.
     Volatile steel prices may lead to a reduction in or delay of demand for new barge construction.
     A number of the contracts for Jeffboat production contain steel price adjustments, though in some contracts we have fixed steel prices, as vendors have been willing to commit to fixed prices over an extended period. Steel prices have been volatile in recent years including a recent trend upward. Due to the steel price adjustments in the contracts, the total price incurred by our customers for new barge construction has also varied. Some customers may consider steel prices when determining to build new barges resulting in fluctuating demand for new barge construction.
     Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.
     Fuel expenses represented 19.2% and 19.8% of transportation revenues in the years ended December 31, 2010 and 2009 respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (effectively on approximately a 45 day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. We also have contracts that do not contain such clauses, or where the clauses do not fully cover increased fuel pricing. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of unprotected gallons through fuel price swaps. We choose how much fuel to hedge depending on the circumstances. However, we may not effectively control our fuel price risk and may incur fuel costs that exceed our projected cost of fuel. At December 31, 2010, the market value of our fuel price swaps represented an asset of approximately $2.9 million. Assuming no further changes in market value prior to settlement dates in 2010 and 2011, this amount will be credited to operations as the fuel is used keeping our costs under fixed fuel contracts in line with our expectations. A significant decline in fuel prices could result in losses under our fuel price swaps.
     Our operating margins are impacted by a low margin legacy contract and by spot rate market volatility for grain volume and pricing.
     We emerged from bankruptcy in January 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism does not fully recover increases in fuel cost. The majority of our coal moves under this contract, since bankruptcy and through the 2015 expiration of the contract, may be at a low or negative margin. This concentration of low margin business was approximately $37.6, $51.1 million and $43.1 million of our total revenues in 2010, 2009 and 2008 respectively. We expect the revenue volume under this contract to be higher in 2011 than in 2010. All of our grain shipments since the beginning of 2006 have been under spot market contracts. Spot rates can vary widely from quarter-to-quarter and year-to-year. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. The available pricing and the volume under such contracts is impacted by many factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, foreign exchange rates, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest and the extent of demand for dry barge services in the non-grain dry bulk market. The revenues generated under such contracts, therefore, ultimately may not cover inflation, particularly for wages and fuel, in any given period. These circumstances may reduce the margins we are able to realize on the contract grain movements during 2010. Revenues from grain volumes were 30%, 31% and 21% of our total transportation segment revenues in 2010, 2009 and 2008 respectively.
     We are subject to adverse weather and river conditions, including marine accidents.
     Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. Such conditions typically increase our repair and other operating costs. During hurricane season in the summer and early fall we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf region. In addition, adverse river conditions can result in lock closures as well as affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. Idle weather-related barge days declined in 2010 compared to 2009. Adverse weather conditions may also affect the volume of grain produced and harvested, as well as impact harvest timing and therefore pricing. In the event of a diminished or delayed harvest, the demand for barging services will likely decrease. Marine accidents involving our or others’ vessels may impact our ability to efficiently operate on the Inland Waterways. Such accidents, particularly those involving spills, can effectively close sections of the Inland Waterways to marine traffic.
     Our manufacturing segment’s waterfront facility is subject to occasional flooding. Its manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather. During 2010, adverse weather conditions caused weather-related lost production days to increase by 12.5 days from the prior year.
     Seasonal fluctuations in industry demand could adversely affect our operating results, cash flow and working capital requirements.
     Segments of the inland barging business are seasonal. Historically, our revenue and profits have been lower during the first six months of the year and higher during the last six months of the year. This seasonality is due primarily to the timing of the North American grain harvest and seasonal weather patterns. Our working capital requirements typically track the rise and fall of our revenue and profits throughout the year. As a result, adverse market or operating conditions during the last six months of a calendar year could disproportionately adversely affect our operating results, cash flow and working capital requirements for the year.
     The aging infrastructure on the Inland Waterways may lead to increased costs and disruptions in our operations.
     Many of the dams and locks on the Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance and repair outages. The delays caused by malfunctioning dams and locks or by closures due to repairs or construction may increase our operating costs, delay the delivery of our cargoes and create other operational inefficiencies. This could result in interruption of our service and lower revenues. Much of this infrastructure needs to be replaced, but federal government funding has historically been limited. Funding has been supplemented by diesel fuel user taxes paid by the towing industry. There can be no guarantee that government funding levels will be sufficient to sustain infrastructure maintenance and repair costs or that a greater portion of the costs will not be imposed on operators. Higher diesel fuel user taxes could be imposed which would increase our costs. A “lockage fee” could be imposed to supplement or replace the current fuel user tax. Such a fee could increase our costs in certain areas affected by the lockage fee. We may not be able to recover increased fuel user taxes or such lockage fees through pricing increases.
     The inland barge transportation industry is highly competitive; increased competition could adversely affect us.
     The inland barge transportation industry is highly competitive. Increased competition in the future could result in a significant increase in available shipping capacity on the Inland Waterways, which could create downward rate pressure for us or result in our loss of business.
     Global trade agreements, tariffs and subsidies could decrease the demand for imported and exported goods, adversely affecting the flow of import and export tonnage through the Port of New Orleans and the demand for barging services.
     The volume of goods imported through the Port of New Orleans and other Gulf-coast ports is affected by subsidies or tariffs imposed by U.S. or foreign governments. Demand for U.S. grain exports may be affected by the actions of foreign governments and global or regional economic developments and natural disasters. Foreign subsidies and tariffs on agricultural products affect the pricing of and the demand for U.S. agricultural exports. U.S. and foreign trade agreements can also affect demand for U.S. agricultural exports as well as goods imported into the United States. Similarly, national and international embargoes of the agricultural products of the United States or other countries may affect demand for U.S. agricultural exports. Additionally, the strength or weakness of the U.S. dollar against foreign currencies can impact import and export demand. These events, all of which are beyond our control, could reduce the demand for our services.
     Our failure to comply with government regulations affecting the barging industry, or changes in these regulations, may cause us to incur significant expenses or affect our ability to operate.
     The barging industry is subject to various laws and regulations, including national, state and local laws and regulations, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require barge operators to obtain and maintain permits, licenses and certificates and require routine inspections, monitoring, recordkeeping and reporting respecting their vessels and operations. Any significant changes in laws or regulations affecting the inland barge industry, or in the interpretation thereof, could cause us to incur significant expenses. Enacted regulations call for increased inspection of towboats. The United States Coast Guard interpretation of these regulations could result in boat delays and significantly increased maintenance and upgrade costs for our boat fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate. Though we work actively with regulators at all levels to avoid inordinate impairment of our operations, regulations and their interpretations may ultimately have a negative impact on the industry.
     In addition, changes in environmental laws impacting the shipping business, including the passage of climate change legislation or other regulatory initiatives that restrict emissions of greenhouse gases, may require costly vessel modifications, the use of higher-priced fuel and changes in operating practices that may not all be able to be recovered through increased payments from customers.
     Our maritime operations expose us to numerous legal and regulatory requirements, and violation of these regulations could result in criminal liability against us or our officers.
     Because we operate in marine transportation, we are subject to numerous environmental laws and regulations. Violations of these laws and regulations in the conduct of our business could result in fines, criminal sanctions or criminal liability against us or our officers.
     The Jones Act restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business.
     The Jones Act requires that, to be eligible to operate a vessel transporting non-proprietary cargo on the Inland Waterways, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the vessels which we operate on the Inland Waterways. If we at any point cease to be 75% owned by U.S. citizens we may become subject to penalties and risk forfeiture of our Inland Waterways operations. The Jones Act continues to be in effect, but has from time to time come under scrutiny. If the Jones Act was to be repealed, suspended or substantially amended and, as a consequence, competitors with lower operating costs were to enter the Inland Waterways market, our advantages as a U.S. citizen operator of Jones Act vessels could be eroded over time.
   Risks Related to Our Business
     We are named as a defendant in lawsuits and we are in receipt of other claims and we cannot predict the outcome of such litigation and claims, which may result in the imposition of significant liability.
     Litigation and claims are pending relating to a collision on July 23, 2008, involving one of our tank barges that was being towed by DRD Towing and the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. For additional information, see “Business— Legal Proceedings.” We filed an action in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability. All lawsuits filed against us have been consolidated in this action. Claims under the Oil Pollution Act of 1990 (“OPA 90”) are also afforded an administrative process to settle such claims. We were designated a responsible party under OPA 90, and we performed the cleanup and are responding to OPA 90 claims. We have made a demand on DRD Towing and Laurin Maritime for cleanup, defense and indemnification. However, there is no assurance that DRD Towing and Laurin Maritime or any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability that we believe will be sufficient to cover our liabilities. However, there can be no assurance that our insurance coverage will be adequate. See “—Our insurance may not be adequate to cover our operational risks” below. We cannot predict the outcome of this litigation which may result in the imposition of significant liability.

     Our insurance may not be adequate to cover our operational risks.
     While we believe that we have satisfactory insurance coverage for pollution, property, marine and general liability, if costs exceed our available insurance or additional liability is imposed on us for which we are unable to seek reimbursement, our business and operations could be materially and adversely affected. We may not be able to continue to procure adequate insurance coverage at commercially reasonable rates in the future, and some claims may not be paid. In the past stricter environmental regulations and significant environmental incidents have led to higher costs for insurance covering environmental damage or pollution, and new regulations or changes to existing laws and regulations could lead to similar increases or even make certain types of insurance unavailable.
     Our aging fleet of dry cargo barges may lead to a decline in revenue if we do not replace the barges or drive efficiency in our operations.
     Our life expectancy of a dry cargo barge in our fleet is up to 35 years and a liquid barge in our fleet is up to 40 years, with the age of retirement depending on the physical condition of a barge and amount of reinvestment and repair necessary to continue to operate it. As of December 31, 2010, approximately 26% of our dry cargo barges had reached 30 years of age. As a dry cargo barge approaches 35 years of age, absent significant reinvestment and repair, the cost to maintain and operate these barges may increase such that it becomes more cost effective for the barges to be sold for scrap. If we elect to conduct repairs on such barges in lieu of retiring and scrapping these vessels, the additional operating costs of such repairs and maintenance could adversely affect cash flows and earnings. Although we anticipate future capital investment in dry cargo barges, we may choose not to replace all of the barges that we elect to scrap. Our decision to replace scrapped barges with new barges will depend upon the availability of financing, current hauling capacity and shipyard availability. Replacing scrapped barges requires significant capital outlays. We may not be able to generate sufficient sources of capital to fund necessary barge replacements in a timely manner, or at all. If our fleet size significantly declines over time, our ability to maintain our hauling capacity will decrease absent improvements in fleet utilization through a variety of ongoing initiatives, including scheduled service, minimizing empty barge miles, a reduction in non-revenue generating stationary days, better power utilization and improved fleeting, among others. If these improvements in utilization are not achieved, a significant decline in the number of barges in our fleet could have an adverse effect on our cash flows and results of operations.
     Our cash flows and borrowing facilities may not be adequate for our additional capital needs and our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness.
     Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including adequate investment in our aging boat and barge fleet, through operating cash flows and borrowings. Capital may not be continuously available to us and may not be available on commercially reasonable terms. We may need more capital than may be available under the terms of our credit facility and therefore we would be required to obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness would increase. We may not be able to obtain other sources of financing on commercially reasonable terms, or at all. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging boat and barge fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.
     A significant portion of our borrowings are tied to floating interest rates which may expose us to higher interest payments should interest rates increase substantially.
     At December 31, 2010, we had approximately $150.3 million of floating rate debt outstanding, representing the outstanding balance of borrowings under our revolving credit facilities. Each 100 basis point increase in the interest rate in effect at December 31, 2010 would increase our annual cash interest expense by approximately $1.5 million.
     We face the risk of breaching covenants in our Existing Credit Facility.
     Our Existing Credit Facility contains financial covenants, including, among others, a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization that are effective when remaining availability is less than a certain defined level set forth in the Existing Credit Facility. Although none of our covenants are currently in effect based on our current borrowing levels, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these springing covenants could result in a default. Upon the occurrence of an event of default, all amounts outstanding can be declared immediately due and payable and terminate all commitments to extend further credit. If the repayment of borrowings is accelerated, we may not have sufficient assets to repay our credit.

     The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.
     In 2010, our largest customer, Cargill, accounted for approximately 8.5% of our revenue and our largest ten customers accounted for approximately 41% of our revenue. Many of our customers have been significantly affected by the current recession and we anticipate that some of our customers may continue to struggle in 2010. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of barging services they purchase from us and we were unable to redeploy that equipment on similar terms, or if one or more of our key customers fail to pay, we could experience a significant loss of revenue. In early 2009, we experienced the bankruptcy of a liquids customer, which had been one of our top ten customers, and we were not successful in maintaining any volume with the successor-in-bankruptcy of the former customer.
     A major accident or casualty loss at any of our facilities or affecting free navigation of the Gulf or the Inland Waterways could significantly reduce production.
     One or more of our facilities or equipment may experience a major accident and may be subject to unplanned events such as explosions, fires, inclement weather, acts of God and other transportation interruptions. Any shutdown or interruption of a facility could reduce the production from that facility and could prevent us from conducting our business for an indefinite period of time at that facility, which could substantially impair our business. For example, such an occurrence at our Manufacturing segment’s facility could disrupt or shut down our manufacturing activities. Our insurance may not be adequate to cover our resulting losses.
     Potential future acquisitions or investments in other companies may have a negative impact on our business.
     From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions may require substantial capital and negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically diverse organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. If we consummate any future acquisitions, our capitalization and results of operations may change significantly. Any acquisition involves potential risks, including, among other things: 1) an inability to integrate successfully the businesses we acquire; 2) an inability to hire, train or retain qualified personnel to manage and operate our business and assets; 3) the assumption of unknown liabilities; 4) limitations on rights to indemnity from the seller; 5) mistaken assumptions about the overall costs of equity or debt; 6) the diversion of management’s and employees’ attention from other business concerns; 7) unforeseen difficulties operating in new product areas or new geographic areas; and 8) customer or key employee losses at the acquired businesses. Acquisitions or investments may require us to expend significant amounts of cash, resulting in our inability to use these funds for other business purposes. The potential impairment or complete write-off of goodwill and other intangible assets related to any such acquisition may reduce our overall earnings, which in turn could negatively affect our capitalization and results of operations.
     A temporary or permanent closure of the river to barge traffic in the Chicago area in response to the threat of Asian carp migrating into the Great Lakes may have an adverse effect on operations in the area.
     We have numerous customers in the Chicago and Great Lakes areas that ship freight through certain locks in the Chicago area. If certain of these locks are permanently closed due to migration of Asian carp, these customers may use other means of transportation to ship their products. If there are temporary or periodic closures of these locks or other river closures in the area, we could experience an increase in operating costs, delay in delivery of cargoes and other operational efficiencies. Such interruptions of our service could result in lower revenues. If barge transportation becomes impossible or impracticable for our Lemont facility, we may be forced to close the Lemont facility.
     Interruption or failure of our information technology and communications systems, or compliance with requirements related to controls over our information technology protocols, could impair our ability to effectively provide our services or the integrity of our information.
     Our services rely heavily on the continuing operation of our information technology and communications systems, particularly our Integrated Barge Information System. While in the past years we have not experienced any significant system outages, we have continued to add redundancy to eliminate any negative impact should an unplanned outage occur. In the event of a natural disaster, we have a tested disaster recovery plan that is intended to restore our systems within a reasonable period of time at an off-site facility. While we believe we have the plans in place to quickly restore our systems, there can be no assurance that such plan will be effective in the event of an unplanned outage or that it will not impair our ability to effectively provide our services or the integrity of our information.

     Many of our employees are covered by federal maritime laws that may subject us to job-related claims.
     Many of our employees are covered by federal maritime laws, including provisions of the Jones Act, the Longshore and Harbor Workers Act and the Seaman’s Wage Act. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal court. Although we have insurance coverage for these types of claims, because we are not generally protected by the limits imposed by state workers’ compensation statutes for these employees, we may have greater exposure for any claims made by these employees than is customary for non-maritime workers in the individual states. Recent proposed changes of existing laws and regulations could result in additional monetary remedies and could ultimately lead to increases in insurance premiums or even make certain kinds of insurance unavailable.
     We have experienced work stoppages by union employees in the past, and future work stoppages may disrupt our services and adversely affect our operations.
     As of December 31, 2010, approximately 645 of our employees were represented by unions. Most of these unionized employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our shipyard facility under a three-year collective bargaining agreement that expires April 1, 2013. Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12—Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expired March 14, 2011 after a short extension for negotiations. We have unilaterally implemented new contract terms, mostly terms agreed with the Union, and the employees continue to work without interruption. We do not believe that a work stoppage at this facility would have a material impact on our operations. Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future.
     The loss of key personnel, including highly skilled and licensed vessel personnel, could adversely affect our business.
     We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team and other key personnel, including highly skilled and licensed vessel personnel. Specifically, experienced vessel operators, including captains, are not quickly replaceable and the loss of high-level vessel employees over a short period of time could impair our ability to fully man all of our vessels. If key employees depart, we may have to incur significant costs to replace them. Our ability to execute our business model could be impaired if we cannot replace them in a timely manner. Therefore, any loss or reduction in the number of such key personnel could adversely affect our future operating results.
     Failure to comply with environmental, health and safety regulations could result in substantial penalties and changes to our operations.
     Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations. These laws pertain to air emissions; water discharges; the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of civil and criminal penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have in the past and will continue to incur costs and other expenditures relating to such matters. In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under federal and state laws we may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations, including facilities to which we have shipped wastes. These laws, such as the federal Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) and OPA 90, typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by the environmental laws may, under certain circumstances, be held wholly responsible for all of the cleanup costs and damages. In addition, third parties may sue the owner or operator of a site or vessel for damage based on personal injury, property damage or other costs and cleanup costs, resulting from environmental contamination. Under OPA 90 owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the internal and territorial waters of the United States, and the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters. As of December 31, 2010, we were involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of December 31, 2010, we had no significant reserves for these environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts in excess of such reserves or insurance will therefore result in charges to earnings. We may incur future costs related to the sites associated with the environmental issues, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.
     We are subject to, and may in the future be subject to disputes, or legal or other proceedings that could involve significant expenditures by us.
     The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, product liability matters, environmental matters, tax matters, contract disputes and other matters. Specifically, we are subject to claims for cargo damage from our customers and injury claims from our vessel personnel. These disputes, individually or collectively, could affect our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures. We are currently involved in several environmental matters. See “Business—Legal Proceedings” for additional information.
     Our substantial debt could adversely affect our financial condition.
     We have a substantial amount of indebtedness, which will require significant interest and principal payments. As of December 31, 2010, we had $385.2 million of total debt outstanding including approximately $35.0 million of premium on the debt balances recorded in conjunction with the Acquisition. Subject to the limits contained in the debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify which could trigger violation of our covenants. Specifically, our high level of debt could make it more difficult for us to satisfy our obligations with respect to our debt, limit our ability to obtain additional financing to fund future working capital, capital expenditures, or other general corporate requirements, require a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for and reacting to changes in the industry in which we compete, place us at a disadvantage compared to other, less leveraged competitors; and increase our cost of borrowing, if such financing could be arranged.
     We may be unable to service our indebtedness.
     Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES
Properties
     We operate numerous land-based facilities in support of our marine operations. These facilities include a major manufacturing shipyard in Jeffersonville, Indiana; terminal facilities for cargo transfer and handling at St. Louis, Missouri, Lemont, Illinois and Memphis, Tennessee; port service facilities at Lemont, Illinois, St. Louis, Missouri, Cairo, Illinois, Louisville, Kentucky, Baton Rouge, Louisiana, Vacherie, Louisiana, Harahan, Louisiana, Marrero, Louisiana and Houston, Texas; boat repair facilities at St. Louis, Missouri, Harahan, Louisiana and Cairo, Illinois; and a corporate office complex in Jeffersonville, Indiana. For the properties that we lease, the majority of leases are long term agreements. The map below shows the locations of our primary transportation and manufacturing facilities, along with our Inland Waterways routes. The most significant of our facilities among these properties, all of which we own, except as otherwise noted, are as follows:
•	Our manufacturing segment’s shipbuilding facility in Jeffersonville, Indiana is a large single-site shipyard facility on the Inland Waterways, occupying approximately 64 acres of owned land and approximately 5,600 feet of frontage on the Ohio River. There are 32 buildings on the property comprising approximately 318,020 square feet under roof. In addition, we lease an additional four acres of land under leases expiring in 2015.

•	ACLT’s coal transfer terminal in St. Louis, Missouri occupies approximately 69 acres. There are six buildings on the property comprising approximately 21,000 square feet. In addition, we lease 2,400 feet of river frontage from the City of St. Louis under a lease expiring in 2020. The lease may be terminated with one-year advance notice by ACLT. Additional parcels in use include property of BNSF under leases that either party can terminate with 30 days prior written notice.

•	ACLT operates a terminal in Memphis, Tennessee that processes boat and barge waste water, direct transfer services for liquid commodities, along with tank storage services for approximately 60,000 barrels of vegetable oils. There are three buildings occupying approximately 7,000 square feet on almost three acres. ACLT leases an easement to this facility that expires in 2018. Either party may cancel the lease with 90 days prior written notice.

•	ACLT’s Armant facilities located in Vacherie, Louisiana, occupies approximately 482 acres, with approximately 10,726 feet of river frontage. An additional 3,840 feet of river frontage is provided under a lease expiring in 2011. The facility provides barge fleeting and shifting, barge cleaning and repairs on the Mississippi River as part of our Gulf Fleet Operations.

•	ACLT’s fleet facility in Cairo, Illinois occupies approximately 37 acres, including approximately 900 feet of owned river frontage. In addition, we lease approximately 22,400 feet of additional river frontage under various leases expiring between 2011 and 2013. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repair and topside towboat repair.

•	ACLT’s Tiger Fleet near Baton Rouge (Port Allen), Louisiana, operates on approximately 83 acres, with an estimated 3,300 feet of river frontage. An additional 13,700 lineal feet of riverfront fleeting space is provided under a lease expiring in 2011. This facility provides barge fleeting and shifting services and is adjacent to our joint venture investment known as T. T. Barge Services Mile 237, L.L.C., that provides barge cleaning and repair services.

•	ACLT’s facilities in St. Louis, Missouri, operates two owned parcels, one being approximately 3.2 acres, with an estimated 600 linear feet of riverfront, and an additional 7.3 acres with approximately 1,393 linear feet of adjoining waterfront footage leased under an agreement expiring in 2011. The facility provides fleeting and shifting services, boat repair and maintenance, plus warehouse services for vessels.

•	ACLT’s operations at Harahan, Louisiana are located on approximately 156 acres with an estimated 7,067 feet of riverfront. The facility is the base of operations for our Gulf Operations, including barge shifting and fleeting, boat and barge maintenance and repairs. An additional 4,749 lineal feet of river frontage for shifting and fleeting is leased under various leases expiring between 2011 and 2013.

•	ACLT’s Houston (Channelview), Texas facility is located on approximately 32 acres with 1,796 feet of riverfront. Improvements include an estimated 6,400 square foot office building. An additional 29.4 acres of waterfront property along the Lost Lake Disposal Area, adjacent to the Houston Ship Channel, for shifting and fleeting, complements this facility, under a lease agreement expiring in 2028.

•	ACLT’s facilities in Lemont, Illinois occupy approximately 81 acres, including approximately 10,000 feet of river frontage, under various leases expiring between 2016 and 2044. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repairs on the Illinois River, along with a 48,000 square foot, climate controlled warehouse, providing terminaling for bulk, non-bulk and break-bulk warehousing and stevedoring services.

•	ACLT’s Marrero, Louisiana Fleet is comprised of approximately 24.9 acres of batture, providing an estimated 2,529 feet of riverfront for barge shifting and fleeting operations.

•	Our corporate offices in Jeffersonville, Indiana occupy approximately 22 acres, comprising approximately 165,000 square feet of office space.

•	The liquids division of our transportation segment was formerly headquartered in approximately 26,800 square feet of leased space in Houston, Texas under a lease expiring in August 2015. This lease was terminated in 2010, as we have relocated the work to alternative sites, including our corporate offices.

•	In addition to the above properties, our wholly-owned naval architecture subsidiary operates in leased facilities consisting of approximately 10,000 square feet in Seattle, Washington and 2,200 square feet in New Orleans, Louisiana. The lease of the Seattle facility expires in September 2015. The lease of the New Orleans facility expires in 2018.
We believe that our facilities are suitable and adequate for our current needs.
ITEM 3. LEGAL PROCEEDINGS
The nature of our business exposes us to the potential for legal proceedings relating to labor and employment, personal injury, property damage and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations.
Stockholder litigation. On October 22, 2010, a putative class action lawsuit was commenced against us, our directors, Platinum Equity LLC (“Platinum Equity”), Finn and Finn Merger Corporation (“Merger Sub”) in the Court of Chancery of the State of Delaware. The lawsuit is captioned Leonard Becker v. American Commercial Lines Inc., et al, Civil Action No. 5919-VCL. Plaintiff amended his complaint on November 5, 2010, prior to a formal response from any defendant. On November 9, 2010, a second putative class action lawsuit was commenced against us, our directors, Platinum Equity, Finn and Merger Sub in the Superior/Circuit Court for Clark County in the State of Indiana. The lawsuit is captioned Michael Eakman v. American Commercial Lines Inc., et al., Case No. 1002-1011-CT-1344. In both actions, plaintiffs allege generally that our directors breached their fiduciary duties in connection with the Transaction by, among other things, carrying out a process that they allege did not ensure adequate and fair consideration to our stockholders. They also allege that various disclosures concerning the Transaction included in the Definitive Proxy Statement are inadequate. They further allege that Platinum Equity aided and abetted the alleged breaches of duties. Plaintiffs purport to bring the lawsuits on behalf of the public stockholders of the Company and seek equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and attorneys’ fees and costs, among other relief. The Company believes the lawsuits are without merit. On December 3, 2010, counsel for the parties in the Delaware action entered into a Memorandum of Understanding (“MOU”) in which they agreed on the terms of a settlement of the Delaware litigation, which includes the supplementation of the Definitive Proxy Statement and the dismissal with prejudice of all claims against all of the defendants in both the Delaware and Indiana actions. The proposed settlement is conditional upon, among other things, the execution of an appropriate stipulation of settlement and final approval of the proposed settlement by the Delaware Court of Chancery. Counsel for the named plaintiffs in both actions agreed to stay the actions pending consideration of final approval of the settlement in the Delaware Court of Chancery. Assuming such approval, the named plaintiffs in both actions would dismiss their respective lawsuits with prejudice against all defendants. In connection with the settlement agreed upon in the MOU, the parties contemplate that plaintiffs’ counsel will seek an award of attorneys’ fees and expenses as part of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court of Chancery will approve the settlement as stipulated by the parties. In such event, the proposed settlement as contemplated by the MOU may be terminated.
We have been involved in the following environmental matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party (“PRP”) under applicable federal and state laws.
Collision Incident, Mile Marker 97 of the Mississippi River. ACL and American Commercial Lines LLC, an indirect wholly-owned subsidiary of ACL, (“ACLLLC”), have been named as defendants in the following putative class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action Lawsuits”): Austin Sicard et al on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008; and Alvin McBride, on behalf of himself and all others similarly situated v. Laurin Maritime (America) Inc.; Whitefin Shipping Co. Ltd.; D.R.D. Towing Co. LLC; American Commercial Lines Inc.; The New Orleans-Baton Rouge Steamship Pilots Association, Case No. 09-cv-04494 B, filed on July 24, 2009. The McBride v. Laurin Maritime, et al. action has been dismissed with prejudice because it was not filed prior to the deadline set by the Court. The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing Company L.L.C. (“DRD”), an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The Class Action Lawsuits include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic, compensatory and punitive damages for claims of negligence, trespass and nuisance. The Class Action Lawsuits were stayed pending the outcome of the two actions filed in the United States District Court for the Eastern District of Louisiana seeking exoneration from, or limitation of, liability related to the incident as discussed in more detail below. All claims in the class actions have been settled with payment to be made from funds on deposit with the court in the IINA interpleader, mentioned below. IINA is DRD’s primary insurer. The settlement is agreed to by all parties and we are awaiting final approval from the court and a dismissal of all lawsuits against all parties, including our company, with prejudice. Claims under OPA 90 were dismissed without prejudice. There is a separate administrative process for making a claim under OPA 90 that must be followed prior to litigation. We are processing OPA 90 claims properly presented, documented and recoverable. We have also received numerous claims for personal injury, property damage and various economic damages, including notification by the National Pollution Funds Center of claims it has received. Additional lawsuits may be filed and claims submitted. The claims that remain for personal injury are by the three DRD crewmen on the vessel at the time of the incident. Two crew members have agreed to a settlement of their claims to be paid from the funds on deposit in the interpleader action mentioned below. We are in early discussions with the Natural Resource Damage Assessment Group, consisting of various State and Federal agencies, regarding the scope of environmental damage that may have been caused by the incident. Recently Buras Marina filed suit in the Eastern District of Louisiana in Case No. 09-4464 against the Company seeking payment for “rental cost” of its marina for cleanup operations. ACL and ACLLLC have also been named as defendants in the following interpleader action brought by DRD’s primary insurer IINA seeking court approval as to the disbursement of the funds: Indemnity Insurance Company of North America v. DRD Towing Company, LLC; DRD Towing Group, LLC; American Commercial Lines, LLC; American Commercial Lines, Inc.; Waits Emmet & Popp, LLC, Daigle, Fisse & Kessenich; Stephen Marshall Gabarick;

Bernard Attridge; Austin Sicard; Lamont L. Murphy, individually and on behalf of Murphy Dredging; Deep Delta Distributors, Inc.; David Cvitanovich; Kelly Clark; Timothy Clark, individually and on behalf of Taylor Clark, Bradley Barrosse; Tricia Barrosse; Lynn M. Alfonso, Sr.; George C. McGee; Sherral Irvin; Jefferson Magee; and Acy J. Cooper, Jr., United States District Court, Eastern District of Louisiana, Civil Action 08-4156, Section “I-5,” filed on August 11, 2008. DRD’s excess insurers, IINA and Houston Casualty Company intervened into this action and deposited $9 million into the Court’s registry. ACLLLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. We have also filed a declaratory judgment action against DRD seeking to have the contracts between them declared “void ab initio”. Trial has been set for August of 2011 and discovery has begun. We participated in the U.S. Coast Guard investigation of the matter and participated in the hearings which have concluded. A finding has not yet been announced. We have also made demand on DRD (including its insurers as an additional insured) and Laurin Maritime for reimbursement of cleanup costs, defense and indemnification. However, there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities are significant, we believe our company has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost.
ITEM 4. (REMOVED AND RESERVED)
PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Holders
     There is no public trading market for the common stock of the Company, which is a wholly-owned subsidiary of ACL.
Dividends
     CBL did not declare or pay any cash dividends in fiscal years 2009 or 2010. The revolving credit facility, of which CBL is a borrower and our Senior Secured Notes due 2017, of which CBL is the issuer, currently restrict our ability to pay dividends.
Equity Compensation Plans
     The table below outlines the number of shares of the Finn Holding Corporation common stock that are subject to outstanding options and stock unit awards granted under its stock compensation plans, the per share weighted-average exercise price of those options and stock unit awards, and the number of shares of Company common stock remaining available for future awards under the current stock compensation plans. The numbers in the table are as of December 31, 2010.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options(1)	Outstanding Options	Compensation Plans
Equity compensation plans approved by stockholders	26,052.50	213.03	8,799
Equity compensation plans not approved by stockholders	—		—

Total	26,052.50	213.03	8,799

(1)	Includes 5,810.88 performance share units and 6,166.84 restricted stock units. Performance share units contain specific cumulative three-year performance criteria and will only vest if those conditions are met. Restricted stock units are time vested units that vest on various anniversary dates of the grant dates. These shares do not carry an exercise price and therefore are not included in the weighted average exercise price.

ITEM 6. SELECTED FINANCIAL DATA.
     Set forth below is Commercial Barge Line Company’s selected consolidated financial data for each of the five fiscal years ended December 31, 2010. This selected consolidated financial data is derived from Commercial Barge Line Company’s audited financial statements. The selected consolidated financial data should be read in conjunction with Commercial Barge Line Company’s consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

					Predecessor	Successor
					Company	Company
	Predecessor Company				Jan. 1. 2010	Dec. 22, 2010
	Fiscal Years Ended December 31,				to	to
	2006	2007	2008	2009	Dec. 21, 2010	Dec. 31, 2010
Statement of Operating Data:
Transportation and Services revenue	$787,348	$810,443	$905,126	$630,481	$620,753	$19,779
Manufacturing revenue	155,204	239,917	254,794	215,546	85,054	4,986

Total revenue	942,552	1,050,360	1,159,920	846,027	705,807	24,765
Operating expenses:
Materials, supplies and other	249,500	279,359	304,858	225,647	212,567	6,311
Rent	22,445	24,595	23,345	21,715	20,222	570
Labor and fringe benefits	90,294	111,617	118,737	115,998	122,462	3,102
Fuel	157,070	169,178	227,489	122,752	117,372	3,986
Depreciation and amortization	45,489	46,694	47,255	48,615	41,737	2,532
Taxes, other than income taxes	17,667	16,594	14,855	14,072	11,741	330
Gain on property dispositions	(194)	(3,390)	(954)	(20,282)	(9,021)	—
Cost of goods sold — services	—	590	2,080	3,707	3,048	90
Cost of goods sold — manufacturing	141,589	228,190	242,309	189,565	82,504	4,838

Cost of sales	723,860	873,427	979,974	721,789	602,632	21,759
Selling, general and administrative expenses	66,280	68,727	77,536	70,082	47,874	8,227
Goodwill impairment	—	—	855	—	—	—

Total operating expenses	790,140	942,154	1,058,365	791,871	650,506	29,986

Operating income	152,412	108,206	101,555	54,156	55,301	(5,221)
Other income	3,799	2,532	2,279	1,259	313	19
Interest expense	18,354	20,578	26,829	40,932	37,923	805
Debt retirement expenses	1,437	23,938	2,379	17,659	8,701	—

Income (loss) from continuing operations before income taxes	136,420	66,222	74,626	(3,176)	8,990	(6,007)
Income taxes (benefit)	49,822	21,855	27,243	(1,148)	5,540	628

Net income (loss) before discontinued operations	86,598	44,367	47,383	(2,028)	3,450	(6,635)

Discontinued operations, net of tax (a)	5,654	(6)	628	(10,030)	300	—

Net income (loss)	$92,252	$44,361	$48,011	$(12,058)	$3,750	$(6,635)

	Predecessor Company Fiscal Years Ended December 31,				Successor Company
	2006	2007	2008	2009	2010
Statement of Financial Position Data:
Cash and cash equivalents	$5,113	$5,021	$1,217	$1,198	$3,707
Accounts receivable, net	102,228	114,921	138,695	93,295	97,802
Inventory	61,504	70,890	69,635	39,070	50,834
Working capital (b)	44,251	70,434	75,735	35,097	59,626
Property and equipment, net	455,710	511,832	554,580	521,068	979,655
Total assets	671,191	1,067,310	879,133	761,241	1,259,272
Long-term debt, including current portion	119,500	439,760	419,970	345,533	385,152
Stockholders’ equity	108,007	172,237	198,591	207,941	428,956

	Predecessor Company				Predecessor Company Jan. 1. 2010	Successor Company Dec. 22, 2010
	Fiscal Years Ended December 31,				to	to
	2006	2007	2008	2009	Dec. 21, 2010	Dec. 31, 2010
Other Data:
Net cash provided by operating activities	$134,781	$189,054	$120,480	$128,852	$63,125	$8,032
Net cash used in investing activities	$(63,899)	$(131,291)	$(104,207)	$(6,537)	$(46,948)	$(1,735)
Net cash (used in) provided by financing activities	$(79,728)	$320,253	$(20,077)	$(122,334)	$5,093	$(25,058)
EBITDA ( c )	$211,811	$159,758	$156,567	$93,575	$101,164	$(2,342)
Capital expenditures	$90,042	$109,315	$97,892	$33,226	$57,798	$—

	Fiscal Years Ended December 31,
	2006	2007	2008	2009	2010
Towboats (at period end) (d)	148	162	152	140	129
Barges (at period end) (d)	3,010	2,828	2,645	2,510	2,411
Ton-miles from continuing operations affreightment	41,797,859	39,271,112	35,361,326	34,024,295	30,962,150
Ton-miles from continuing operations non-affreightment	3,317,000	4,326,404	4,100,050	3,077,305	2,884,304
a)	In all periods presented the operations of the Dominican Republic, Venezuela and Summit businesses, on a net of tax basis, have been presented as discontinued operations. The 2009 net of tax loss resulted primarily from the impairment and subsequent loss on sale of Summit. Included in 2006 is the $4.8 million net of tax gain on the sale of the Venezuela business.

b)	We define working capital as total current assets minus total current liabilities.

c)	EBITDA represents net income before interest, income taxes, depreciation and amortization, as reconciled to net income below. EBITDA provides useful information to investors about us and our financial condition and results of operations for the following reasons: (i) it is one of the measures used by our board of directors and management team to evaluate our operating performance, (ii) it is one of the measures used by our management team to make day-to-day operating decisions, (iii) certain management compensation is based upon performance metrics which include EBITDA as a component, (iv) it is used by securities analysts, investors and other interested parties as common performance measure to compare results across companies in our industry and (v) covenants in our debt agreements contain financial ratios based on EBITDA. For these reasons we believe EBITDA is a useful measure to represent to our investors and other stakeholders.

d)	Includes equipment operated by foreign subsidiaries through date of disposal.

e)	The following table reconciles net income to EBITDA.

					Predecessor
					Company	Successor Company
	Predecessor Company				Jan. 1. 2010	Dec. 22, 2010
	Fiscal Years Ended December 31,				to	to
	2006	2007	2008	2009	Dec. 21, 2010	Dec. 31, 2010
Net income (loss)	$92,252	$44,361	$48,011	$(12,058)	$3,750	$(6,635)
Interest income	(697)	(295)	(194)	(67)	(3)	—
Interest expense	19,791	44,516	29,243	58,621	46,624	805
Depreciation and Amortization	48,806	49,371	51,876	53,838	45,253	2,860
Income Taxes	51,659	21,805	27,631	(6,759)	5,540	628

EBITDA	$211,811	$159,758	$156,567	$93,575	$101,164	$(2,342)

     EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. generally accepted accounting principles. Some of these limitations are:
•	EBITDA does not reflect our current or future cash requirements for capital expenditures;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.
     EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as a measure of our liquidity. Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only as a supplement to those GAAP results. See the statements of cash flow included in our consolidated financial statements.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     This MD&A includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be,” “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.
     The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. See the risk factors included in “Item 1A. Risk Factors” of this annual report on Form 10-K as well as the items described under the heading “Cautionary Statement Regarding Forward-Looking Statements” of this annual report on Form 10-K for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. The potential for actual results to differ materially from such forward-looking statements should be considered in evaluating our outlook.
INTRODUCTION
     This MD&A is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of Commercial Barge Line Company MD&A should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying consolidated financial statements and footnotes. MD&A is organized as follows.
•	Overview. This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of Operations. This section provides an analysis of the Company’s results of operations for the year ended December 31, 2010, compared to the results of operations for the year ended December 31, 2009, and an analysis of the Company’s results of operations for the year ended December 31, 2009, compared to the results of operations for the year ended December 31, 2008.

•	Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of December 31, 2010, and an analysis of the Company’s cash flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008. This section also provides information regarding certain contractual obligations.

•	Seasonality. This section describes the seasonality of our business.

•	Changes in Accounting Standards. This section describes certain changes in accounting and reporting standards applicable to the Company.

•	Critical Accounting Policies. This section describes accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are also summarized in Note 1 to the accompanying consolidated financial statements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section describes our exposure to potential loss arising from adverse changes in fuel prices, interest rates and foreign currency exchange rates.

•	Risk Factors and Caution Concerning Forward-Looking Statements. This section references important factors that could adversely affect the operations, business or financial results of the Company or its business segments and the use of forward-looking information appearing in this annual report on Form 10-K, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.
      Due to the relative insignificance of the Successor Company’s results of operations in 2010, we have not bifurcated the MD&A discussion of operating results.
OVERVIEW
Our Business
     We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges and other vessels, including ocean-going liquid tank barges. We currently operate in two primary business segments, transportation and manufacturing, and a smaller “All other segment” that consists of our services company, EBDG. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the Inland Waterways, accounting for 11.6% of the total inland dry cargo barge fleet and 10.8% of the total inland liquid cargo barge fleet as of December 31, 2010, according to Informa.
     Our manufacturing segment was the second largest manufacturer of brown-water barges in the United States in 2010 according to Criton industry data.
     We provide additional value-added services to our customers, including warehousing and third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems which allows us to effectively manage our fleet.
     EBDG, which we acquired during the fourth quarter of 2007, is much smaller than either the transportation or manufacturing segment and is not significant to the primary operating segments of CBL. EBDG is a naval architecture and marine engineering firm, which provides architecture, engineering and production support to customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and manufacturing businesses.
     During the second quarter of 2008, we acquired the remaining ownership interests of Summit Contracting, a provider of environmental and civil construction services to a variety of customers. In May 2007 we had previously purchased a 30% ownership stake in that business. We sold our equity in Summit in November 2009 and reclassified its results of operations to discontinued operations for all periods presented.
     Certain of the Company’s international operations have been recorded as discontinued operations in all periods presented due to the sale of all remaining international operations in 2006. Operations ceased in the Dominican Republic in the third quarter of 2006 and operations ceased in Venezuela in the fourth quarter of 2006. The only remaining activities are related to the formal exit from the Dominican Republic.
The Industry
     Transportation Industry. While freight movements on the domestic waterways represent a substantial portion of U.S. ton-mile volume, ranking third in 2006 at 15.1% behind rail (49.8%) and truck (34.7%), these movements represent a much smaller portion (1%) of the $735 billion domestic freight market when ranked by dollar value. We believe the highly favorable comparison of revenue per ton-mile is one of the best illustrations of the advantages of shipping freight over the waterways as compared to other transportation modes. In addition to being significantly more cost effective, shipping freight via barge is more energy efficient and safer than transporting via rail or truck. These advantages have contributed to the shifting of freight volumes from truck and rail to barge, particularly for high volume, less time sensitive freight, such as dry bulk and liquid commodities. We believe that the current supply/demand relationship for dry cargo freight indicates that market freight rates obtained in the last several years should be sustained and improved over the long term.
     Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies, the price of steel, the availability of capital and general economic conditions.
     Transportation Mode Comparison. We believe that barge transportation on the Inland Waterways is the most cost efficient, environmentally friendly and safest method of moving freight in the U.S. as compared to railroads or trucks. A typical Lower Mississippi River tow of 40 barges has the carrying capacity of approximately 640 railcars or approximately 2,800 tractor-trailers, and is able to move 576 ton-miles per gallon of fuel compared to 413 ton-miles per gallon of fuel for rail transportation or 155 ton-miles per gallon of fuel for truck transportation. In addition, when compared to inland barges, trains and trucks produce significantly greater quantities of certain air pollutants. Carbon dioxide emissions for trains are 39% greater than barge emissions and carbon dioxide emissions for trucks are 371% greater than barge emissions when moving equivalent amounts of freight over equivalent distances. Barge transportation is also the safest mode of U.S. freight transportation, based on the percentage of injuries per ton-mile transported. Inland barge transportation predominantly operates away from population centers, which generally reduces both the number and impact of waterway incidents.
     As discussed in “Item 1. The Business — Competition” the industry fleet size at the end of 2010 was significantly below the number of barges in operation at the 1998 peak.
     Competition continues to be intense for barge freight transportation volumes. The top five carriers (by fleet size) of dry and liquid barges comprised approximately 66.8% and 57.7% of the respective industry fleet in each sector as of December 31, 2010. The economic recession which began in the fall of 2008 exacerbated the competitive environment in both liquid and dry market sectors. The impact in the liquid sector was more pronounced as fewer customers signed or renewed dedicated service contracts to ensure liquid barge availability, freeing more barges for spot rate service in that sector. Though we have seen some recovery in 2010, many of our customers have not returned to pre-recession volume levels.
     The demand drivers for freight and freight pricing on the Inland Waterways are discussed in detail in “Item 1. The Business — Competition.” For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, bulk, coal, and liquids. Using these broad cargo categories, the following graph depicts the total millions of tons shipped through the United States Inland Waterways for 2010, 2009 and the prior five year average by all carriers according to data from the US Army Corps of Engineers Waterborne Commerce Statistics Center (the “Corps”). The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center
     The Manufacturing Industry: Our manufacturing segment competes with companies also engaged in building equipment for use on both the Inland Waterways system and in ocean-going trade. Due to the relatively long life of the vessels produced by inland shipyards and the relative over-supply of barges built in the late 1970’s and early 1980’s, there has only recently been a resurgence in the demand for new barges as older barges are retired or made obsolete by U.S. Coast Guard requirements for liquid tank barges. This heightened demand may ultimately increase the competition within the segment over the longer term. We have in the last half of 2010 seen an increase in demand for new barge construction and believe that we will be at our desired capacity through 2011.
Consolidated Financial Overview
     For the years ended December 31, 2010, 2009 and 2008, the Company had a net loss of $2.9 million, a net loss of $12.1 million and net income of $48.0 million, respectively.
     The following table displays certain individually significant drivers of non-comparability in the respective periods.

		Year ended
	December 31,
	2010	2009	2008
Reduction in force charges	$(0.5)	$(3.2)	$(1.9)
Houston office closure charges	(0.1)	(3.7)	—
Charges for customer bankruptcy		(0.7)	(0.5)
Jeffboat inventory valuation adjustment		—	—
Jeffboat contract dispute	0.4	(4.2)	—
Jeffboat strike costs	(0.4)
Refinancing cost write-off		—	(1.5)
Insurance deductible major spill		—	(0.9)
Interest expense	(38.7)	(40.9)	(26.8)
Debt retirement expenses	(8.7)	(17.7)	(2.4)
Acquired goodwill impairment charge		—	(0.9)
Vacation reversal on policy change	0.4	1.6	—
Asset management (gains, impairment, scrapping)	14.3	20.1	12.6
Pension reversal/ (buy-out)		—	2.1
Acquisition costs	(14.0)	—	—

All other operating results	$50.3	$45.5	$94.8

(Loss) income from continuing operations before income tax and discontinued operations	$3.0	$(3.2)	$74.6

Income taxes (benefit)	6.2	(1.1)	27.2

Net (loss) income before discontinued operations	$(3.2)	$(2.1)	$47.4

Discontinued operations, net of tax	$0.3	$(10.0)	$0.6

Net (loss) income	$(2.9)	$(12.1)	$48.0

Note: Columns may not foot due to rounding
Year ended December 31, 2010 compared to December 31, 2009
     In 2010 the Company’s net loss of $2.9 million, was an improvement of $9.2 million from the prior year’s net loss of $12.1 million.
     Non-comparable items in 2010 and 2009 are described as follows. In connection with the Acquisition of our parent, ACL, we incurred $14.0 million in acquisition expenses in 2010. Debt retirement expenses of $8.7 million in 2010 related to the Company’s fourth quarter 2010 replacement of its revolving credit facility concurrent with the Acquisition of its parent ACL. These 2010 expenses were $9.0 million lower than the debt retirement expenses incurred in 2009 which are more fully described in the comparison of Year ended December 31, 2009 compared to December 31, 2008 below.
     During 2009 charges of $4.2 million related to manufacturing segment contract disputes and settlements were incurred, of which $0.4 was recovered in 2010. In addition Jeffboat incurred incremental costs related to the 2010 labor strike of $0.4 million.
     As a result of the decision to close the Houston office in early 2009, the Company incurred charges totaling $3.7 million. When the Houston lease terminated in 2010 we incurred an additional $0.1 million of expense. The 2010 reduction in force charges of $0.5 million were lower than those in 2009 by $2.7 million. These charges were partially offset by an accrued vacation reversal due to a change in vacation policy of $0.4 million in 2010 and $1.6 million in 2009.
     For the full-year 2010, average outstanding debt declined $34.8 million from the prior year levels. Total 2010 interest expense was $38.7 million or $2.2 million lower than those expenses in 2009. The total of asset management actions in 2010 including boat sales, impairment adjustments and scrapping of surplus barges was $14.3 million in 2010 or $5.8 million lower than 2009.

     The 2010 decline compared to 2009 in all other operating results was primarily higher transportation segment operating income significantly offset by lower operating income from our manufacturing segment and EBDG.
     Compared to 2010 levels, transportation segment operating income improved by $18.2 million or 57.7% in 2010 and manufacturing segment operating income decreased $21.4 million or 100%. The primary causes of changes in segment operating income in our transportation and manufacturing segments are generally described in the segment overview below in this consolidated financial overview section and more fully described in the Operating Results by Business Segments within this Item 7.
     The lower losses on discontinued operations were attributable to losses in 2009 on the sale of Summit. The majority of the 2009 loss in discontinued operations was due to a $4.4 million impairment of certain Summit intangibles recorded prior to its sale and to the $7.5 million loss on the sale of Summit. See Note 13 to the accompanying consolidated financial statements.
     In 2010 EBITDA from continuing operations was $98.5 million, a decrease of 8.6% from 2009. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income.
     In 2010 $48.7 million of cash was used in investing activities during the year, as our $57.8 million capital expenditures and other investing activities of $0.8 million were partially offset by proceeds from property dispositions of $7.3 million and government capital funding grant proceeds of $2.6 million. The capital expenditures were primarily for new barge construction, boat and barge upgrades and investments in our facilities. At December 31, 2009, we had total indebtedness of $385.2 million, including the $34.8 million premium recorded at the Acquisition date to recognize the fair value of the Senior Notes, net of amortization for the ten day period ended December 31, 2010. At this level of debt we had $239.7 million in remaining availability under our bank credit facility. The bank credit facility has no maintenance financial covenants unless borrowing availability is generally less than $59.4 million. At December 31, 2010, debt levels we were $180.3 million above this threshold.
Year ended December 31, 2009 compared to December 31, 2008
     In 2009 the Company’s net loss of $12.1 million, was a decline of $60.1 million from the prior year’s net income of $48.0 million.
     Non-comparable items in 2009 and 2008 are described as follows. Debt retirement expenses of $17.7 million related to the Company’s first quarter debt amendment and its third quarter debt refinancing were $15.3 million higher than in 2008. During 2009 charges of $4.2 million related to manufacturing segment contract disputes and settlements were incurred. As a result of the decision to close the Houston office in early 2009, the Company incurred charges totaling $3.7 million. Reduction in force charges of $3.2 million exceeded those in 2008 by $1.3 million. These charges were partially offset by an accrued vacation reversal due to a change in vacation policy of $1.6 million.
     For the full-year 2009, though average outstanding debt declined $42.6 million from the prior year levels, higher effective interest rates on outstanding balances drove after-tax interest expenses $14.1 million higher to $40.9 million. Full year 2009 results also benefitted from net gains of $20.1 million from asset management actions including boat sales, impairment adjustments and scrapping of surplus barges which exceeded 2008 totals by $7.5 million. During 2008 the $2.1 million accrual for the withdrawal from a multi-employer pension plan, which had been expensed in a prior year, was reversed as a result of a negotiated agreement with the union. Also in 2008 a $0.9 million charge related to acquired goodwill, primarily as a result of the increase in that year of the Company’s weighted average cost of capital, which was utilized to discount projected cash flows of Elliot Bay Design Group at its acquisition, resulted in an excess of carrying value over the estimated fair value. This matter is further discussed in Notes 1 and 14 to the consolidated financial statements.
     The 2009 decline compared to 2008 in all other operating results was primarily the result of transportation segment operating income that was $60.6 million lower, partially offset by higher operating income from our manufacturing segment and from EBDG.
     The primary causes of changes in segment operating income in our transportation and manufacturing segments are generally described in the segment overview below in this consolidated financial overview section and more fully described in the Operating Results by Business Segments within this Item 7.
     The higher losses on discontinued operations were attributable to Summit which was sold in November 2009. The majority of the increased discontinued operations loss was due to a $4.4 million impairment of certain Summit intangibles recorded prior to its sale and to the $7.5 million loss on the sale of Summit. See Notes 1, 13 and 14 to the accompanying consolidated financial statements. Operating income from Elliot Bay was higher in 2009 compared to 2008 and resulted almost equally from higher royalties derived from its designs in 2009 and lower goodwill impairment charges in 2009 when compared to the prior year.

     In 2009 EBITDA from continuing operations was $107.8 million, a decrease of 30.0% from 2008. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net income.
     In 2009 $6.5 million of cash was used in investing activities during the year, as our $33.2 million capital expenditures and other investing activities of $4.4 million were largely offset by proceeds from the sale of vessels and the sale of our investment in Summit. The capital expenditures include $5 million to complete some liquid barges that were started in 2008 and $4 million to start construction of some internal dry barges for delivery in 2010.
Segment overview
     We operate in two predominant business segments: transportation and manufacturing.
Transportation
Year ended December 31, 2010 compared to December 31, 2009
     In general, as illustrated in the Industry Tonnage chart contained in the Industry section above, 2010 for waterborne carriers was characterized by a rebound from the low 2009 levels of demand in bulk and liquids, but not to the levels achieved, on average in the prior five years. Coal tonnage improved in the industry, but had little impact on the Company as the vast majority of our coal trade moves under a low margin legacy coal contract.
     Our volumes were impacted by a 15.3% increase in our liquids ton-miles and slight increase in bulk ton-miles, offset by 11.7% lower grain ton-miles and 21.5% lower coal ton-miles. We experienced a favorable revenue mix shift with a partial return of volumes of steel and liquids markets, in combination with the lower coal volume. Grain pricing was 9.3% higher than the prior year largely mitigating the impact of the lower grain volumes.
     Affreightment contracts comprised approximately 72.5% and 70.5% of the Company’s transportation segment revenues in 2010 and 2009 respectively.
     The remaining segment revenues (“non-affreightment revenues”) were generated either by demurrage charges related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts. See “Item 1. The Business — Customers and Contracts” for a description of these types of contracts. Transportation services revenue for each contract type is summarized in the key operating statistics table that follows.
     On average, only 122 of our barges in 2010 were serving customers under charter/day rate contracts, essentially flat with 2009 in terms of number of barges and revenues from this service. The number of barges deployed in this service in 2010 and 2009 is more than 30 barges less than we averaged in 2008 prior to the recession. Additionally, the decrease in barges in charter/day rate service within the industry, as a whole, increases the number of barges available for affreightment service. This increase in available barges for affreightment service has, to an extent, constrained liquid spot rate strength.
     The operating ratio, which is the percentage comparison of all expenses to revenues in the transportation segment, improved to 92.1% in 2010 from 94.9% in 2009. This improvement drove an $18.2 million or 57.7% increase in the transportation segment’s operating income. The increase in operating income was primarily a result of positive revenue mix, decreases in personnel costs and other operating costs including SG&A expenses, partially offset by $5.8 million lower asset management gains in 2010.
     Key operating statistics regarding our transportation segment for the years ended December 31, 2010, 2009 and 2008 are summarized in the following table.

	Year Ended	% Change to	Year Ended	% Change to	Year Ended
	December 31, 2010	2009	December 31, 2009	2008	December 31, 2008
Ton-miles (000’s):
Total dry	28,883,577	(10.4%)	32,220,773	(0.9%)	32,509,103
Total liquid	2,078,573	15.3%	1,803,522	(36.8%)	2,852,223

Total affreightment ton-miles	30,962,150	(9.0%)	34,024,295	(3.8%)	35,361,326
Total non-affreightment ton-miles	2,884,304	(6.3%)	3,077,305	(24.9%)	4,100,050

Total ton-miles	33,846,454	(8.8%)	37,101,600	(6.0%)	39,461,376

Average ton-miles per affreightment barge	13,325	(5.0%)	14,032	1.6%	13,817

Rates per ton mile:
Dry rate per ton-mile		15.1%		(28.7%)
Fuel neutral dry rate per ton-mile		12.1%		(21.9%)
Liquid rate per ton-mile		1.5%		(19.4%)
Fuel neutral liquid rate per-ton mile		(3.5%)		(2.0%)
Overall rate per ton-mile	$14.84	15.3%	$12.87	(30.0%)	$18.38
Overall fuel neutral rate per ton-mile	$14.41	11.9%	$14.30	(22.2%)	$16.46

Revenue per average barge operated	$257,078	6.7%	$240,830	(26.5%)	$327,830

Fuel price and volume data:
Fuel price	$2.19	12.4%	$1.95	(38.6%)	$3.17
Fuel gallons	55,305	(12.2%)	63,007	(12.1%)	71,704

Revenue data (in thousands):
Affreightment revenue	$458,572	4.8%	$437,643	(32.6%)	$649,212
Towing	35,867	(12.7%)	41,097	(49.7%)	81,629
Charter and day rate	65,549	0.7%	65,121	(15.4%)	76,977
Demurrage	41,370	(11.4%)	46,710	(5.8%)	49,579
Other	31,310	3.4%	30,289	(24.0%)	39,875

Total non-affreightment revenue	174,096	(5.0%)	183,217	(26.1%)	248,060

Total transportation segment revenue	$632,668	1.9%	$620,860	(30.8%)	$897,272

     Data regarding changes in our barge fleet for the fourth quarter of 2010 and the past three years ended December 31, 2010, are summarized in the following table.
Barge Fleet Changes

Current Quarter	Dry	Tankers	Total
Barges operated as of the end of the 3rd qtr of 2010	2,083	326	2,409
Retired (includes reactivations)	(21)	(1)	(22)
New builds	25	—	25
Purchased	—	—	—
Change in number of barges leased	(1)	—	(1)

Barges operated as of the end of the 4th qtr of 2010	2,086	325	2,411

Barges - Last three years	Dry	Tankers	Total
Barges operated as of the end of 2007	2,440	388	2,828
Retired	(123)	(8)	(131)
New builds	—	11	11
Purchased	16	—	16
Change in number of barges leased	(79)	—	(79)

Barges operated as of the end of 2008	2,254	391	2,645
Retired	(95)	(36)	(131)
New builds	—	13	13
Purchased	1	2	3
Change in number of barges leased	(11)	(9)	(20)

Barges operated as of the end of 2009	2,149	361	2,510
Retired	(127)	(36)	(163)
New builds	75	—	75
Purchased	—	6	6
Change in number of barges leased	(11)	(6)	(17)

Barges operated as of the end of 2010	2,086	325	2,411

     Data regarding our boat fleet at December 31, 2010, is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

Horsepower Class	Number	Average Age
1950 or less	36	32.6
Less than 4300	21	35.0
Less than 6200	43	36.0
7000 or over	11	32.2

Total/overall age	111	34.3

     In addition to the 111 boats detailed above, the Company had 18 towboats operated exclusively for us by third parties. This is 12 fewer owned boats and one more chartered boat than we operated at December 31, 2009. During 2009 we continued to assess our boat power needs. Based on that assessment we sold 12 boats during the year. We currently have an additional three boats which are being actively marketed and are included in assets held for sale. The average life of a boat (with refurbishment) exceeds 50 years.
Manufacturing
     The decline in manufacturing segment revenues was attributable to fewer barges built for third parties in 2010 partially offset by higher relative steel pricing.
     Manufacturing segment operating income was breakeven in 2010, decreasing $21.4 million compared to 2009. The breakeven operating income from the manufacturing segment resulted from an decrease driven primarily by $3.4 million in losses on a production run of deck barges and the lower total number of barges produced for external customers. During 2010 we have redesigned our bid estimation process and do not expect a recurrence of the deck barge loss in 2011 and beyond.
Manufacturing segment units produced for sale or internal use:

	Years ended December 31,
	2010	2009	2008
External sales:
Liquid tank barges	7	43	53
Ocean tank barges	2	4	4
Deck barges	34
Hybrid barges		—	10
Dry cargo barges	97	130	191

Total external units sold	140	177	258

Internal sales:
Liquid tank barges	—	13	11
Dry cargo barges	75	—	—

Total units into production	75	13	11

Total units produced	215	190	269

Year ended December 31, 2009 compared to December 31, 2008
     In general, as illustrated in the Industry Tonnage chart contained in the Industry section above, 2009 for waterborne carriers was characterized by a continuation of weak overall demand, with declines of approximately 7.7% in total tons compared to 2008 and 15.3% compared to 2007. The volume increases in our lower margin grain and legacy coal markets, and significant volume decreases in our highest margin steel and chemicals markets drove a significant negative revenue mix shift. In our higher margin metals and chemicals markets, revenues on a fuel-neutral basis were down 61% and 38% respectively in 2009 compared to 2008. There was some sequential improvement in metal market volumes during the fourth quarter 2009. There also was a stabilization at low levels in our liquid chemicals business but no meaningful signs of a near term recovery in this market. Grain pricing that was $56.4 million lower, almost completely offset a 34% increase in grain ton-mile volume, driving grain revenue to only 1% above prior year.

     The chart below describes in more detail the fuel neutral change in revenue dollars for major commodity classes for the years ended December 31, 2009 and 2008.
Transportation Segment Comparative Revenue Commodity Mix (Adjusted for Fuel)
     Affreightment contracts comprised approximately 70.5% and 72.4% of the Company’s transportation segment revenues in 2009 and 2008 respectively.
     The remaining segment revenues (“non-affreightment revenues”) were generated either by demurrage charges related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts. See “Item 1. The Business — Customers and Contracts” for a description of these types of contracts. Transportation services revenue for each contract type is summarized in the key operating statistics table that follows.
     On average, 32 fewer liquid tank barges in 2009 were serving customers under charter/day rate contracts when compared to 2008. This decrease in the number of barges drove charter and day rate revenue down approximately 15.4% in 2009, compared to the prior year. Additionally, the decrease in barges in charter/day rate service within the industry, as a whole, increases the number of barges available for affreightment service. This increase in available barges for affreightment service has a negative impact on liquid spot rates.
     The operating ratio, which is the percentage comparison of all expenses to revenues in the transportation segment, deteriorated to 94.9% in 2009 from 89.7% in 2008. This decline drove a $60.6 million decrease in the transportation segment’s operating income. The decrease in operating income was primarily a result of significantly lower grain freight pricing, substantial volume declines in our higher margin liquids and metals markets, and the increased costs of moving empty barges due to an imbalance of north and south bound volumes. These decreases were partially offset by reductions in personnel costs and other operating costs. Additionally, overall operating conditions for barge transportation in 2009 were more favorable than those experienced in 2008, with lost barge days down 58% from 42,000 in the prior year to a more normal 17,500 in 2009. The improved operating conditions contributed to improved boat efficiency in 2009.
Manufacturing
     The decline in manufacturing segment revenues was attributable to fewer barges built for third parties in 2009 and to lower relative steel pricing.
     Manufacturing segment operating income increased $11.7 million in 2009 compared to 2008, despite the lower revenues. The $21.4 million in operating income from the manufacturing segment resulted from an increase in operating margin to 9.9%. During 2009 we advanced our Jeffboat strategic initiative to operate the shipyard more efficiently and more safely. Our improvements in safety and production efficiency, combined with more attractive contract terms, drove the improved 2009 Jeffboat margin results.

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation
NET INCOME TO EBITDA RECONCILIATION

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
	(Unaudited)
Net (loss) income from continuing operations	$(3,185)	$(2,028)	$47,383
Discontinued operations, net of income taxes	300	(10,030)	628

Consolidated net (loss) income	$(2,885)	$(12,058)	$48,011

Adjustments from continuing operations:
Interest income	(3)	(66)	(148)
Interest expense	38,728	40,932	26,829
Debt retirement expenses	8,701	17,659	2,379
Depreciation and amortization	48,113	52,475	50,446
Taxes	6,168	(1,148)	27,243
Adjustments from discontinued operations:
Interest income	—	(1)	(46)
Interest expense	—	30	35
Depreciation and amortization	—	1,363	1,430
Taxes	—	(5,611)	388
EBITDA from continuing operations	98,522	107,824	154,132
EBITDA from discontinued operations	300	(14,249)	2,435

Consolidated EBITDA	$98,822	$93,575	$156,567

Selected segment EBITDA calculations:
Transportation net (loss) income	$(3,349)	$(24,761)	$38,015
Interest income	(2)	(66)	(145)
Interest expense	38,728	40,932	26,788
Debt retirement expenses	8,701	17,659	2,379
Depreciation and amortization	44,269	48,615	47,255
Taxes	6,168	(1,148)	27,114

Transportation EBITDA	$94,515	$81,231	$141,406

Manufacturing net (loss) income	$(164)	$21,582	$16,577
Depreciation and amortization	3,566	3,524	2,858

Total Manufacturing EBITDA	3,402	25,106	19,435
Intersegment profit	—	—	(6,839)

External Manufacturing EBITDA	$3,402	$25,106	$12,596

     Management considers EBITDA to be a meaningful indicator of operating performance and uses it as a measure to assess the operating performance of the Company’s business segments. EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. Additionally, covenants in our debt agreements contain financial ratios based on EBITDA. EBITDA should not be construed as a substitute for net income or as a better measure of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles (“GAAP”). EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.
     The Company believes that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. Accordingly, the Company is disclosing this information to allow a more comprehensive analysis of its operating performance.

Outlook
     We were acquired by Platinum on December 21, 2010. Though we expect to accelerate many of our strategic initiatives under the direction of our new parent, we will continue to proactively work with our customers, focusing on barge transportation’s position as the lowest cost, most ecologically friendly provider of domestic transportation.
     During 2010 we generated $71.2 million in cash flow from operations, paid down debt and invested in 75 new dry covered hopper barges. As discussed in the Liquidity section and in Note 2 to the consolidated financial statements, concurrent with the acquisition we entered into a replacement senior secured asset-based revolving credit facility in an aggregate principal amount of $475.0 million (currently capped at $390.0 million) with a final maturity date of December 21, 2015 (the “Existing Credit Agreement”). Proceeds are available for use for working capital and general corporate purposes. At the Acquisition, proceeds of the Existing Credit Agreement were used, in part, to fund the liquidation of the Company’s previous facility and certain expenses associated with the Acquisition. Given the term of the new Credit Agreement and the Notes, we believe that we have the appropriate longer term, lower cost and more flexible capital structure that will allow us to focus on executing our tactical and strategic plans through the various economic cycles. We expect to remain disciplined in how we deploy our capital, but now have the flexibility to fully enact our cost reduction and productivity plans and to reinvest in the business when market demand and financial returns warrant such actions. Given our strategic objective to reduce the age of our fleet by replacing aging barges, we presently intend to build approximately 100 new covered dry hopper barges and four liquid tank barges in 2011 for our transportation segment.
     The Company may use the Credit Facility in connection with the issuance of letters of credit up to $50.0 million. Availability under the Existing Credit Facility is capped at a borrowing base, all as further set forth in the Credit Agreement. The Company is currently prohibited from incurring more than $390.0 million of indebtedness under the Existing Credit Facility.
     The Existing Credit Facility does not have maintenance covenants unless our borrowing availability is generally less than $59.4 million. At December 31, 2010, we had available liquidity of $239.7 million. This is $180.3 million less than the availability at December 31, 2010. The covenants in the new facility include a leverage covenant which is based on only first lien senior debt, which excludes debt under the Notes, while the leverage covenant in the former facility included total debt. We also enhanced our flexibility to execute sale leasebacks, sell assets, and issue additional debt under the new facility to raise additional funds, with no restrictions on capital spending.
     Although we have seen some recovery in the second half of 2010, we do not expect the economy to reach pre-recession levels in 2011. With a slow recovery, however, we remain focused on reducing costs, generating strong cash flow from operations and implementing and accelerating our strategic initiatives. In the second half of 2010 we saw a continuing rebound in demand in our metals and liquids markets driven by the improving economy. Compared to the same periods of the prior year for the transportation segment, in the six months ended June 30, 2010 revenues decreased 5.3%, while in the six months ended December 31, 2010 revenues increased by 8.7%. We also saw a firming of pricing in the second half of 2010, particularly in the fourth quarter, in both the dry and the liquid spot markets. In the first quarter of 2011, we are seeing the same continuing trend of improved demand in the metals and liquids markets and we are starting to see improved pricing opportunities. Demand for export coal has increased significantly in the past six months, driven by increased demand in Asia and mining supply disruptions in some foreign locations. This has firmed up the dry barge supply/demand balance and has lead to significantly improved pricing compared to the prior year in the dry spot market, for grain and other dry commodities, as well as for spot and contract coal volumes. There is no assurance this will be a long term dynamic but we expect the strength for export coal will be sustainable for the balance of 2011.
     Though the general economy and its rate of recovery are beyond our control, we believe that the Company’s model of executing the fundamentals of building and moving barges and improving the fundamentals of our business will be achieved by executing our major strategic initiatives. When we execute these initiatives well, improving our fundamentals, we believe we will develop a company that is profitable in tough times, and highly profitable in strong economic times. Many of our strategic initiatives are further defined in the segment descriptions in the balance of this “Outlook” section.
     We believe the Company possesses several competitive strengths.
     Leading Market Positions. We are the third largest provider of dry cargo barge transportation and the second largest provider of liquid cargo barge transportation on the Inland Waterway System in the United States. We are also the second largest manufacturer of dry cargo and tank barges in the United States. In 2010, we built approximately 19.1% of the industry’s dry cargo barges. We believe that these positions provide us with significant competitive advantages in generating revenues and managing costs.
     Proven Ability to Manage Cash Flow. We are actively managing our cost structure for sustained profitability and cash flow, while continuing to re-invest in our business. We have consistently generated sufficient cash flow to re-invest in the fleet and service our indebtedness. We have generated strong cash flow from operations during the recession that began in 2008 by reducing our cost structure, managing our net capital expenditures and improving our receivables and inventory management processes to reduce working capital. To enhance cash flow for fleet re-investment and to maintain moderate debt levels, we are continuing to optimize our overhead cost structure. During 2010, we reduced our selling, general and administrative expenses by approximately $17.0 million over the prior year while we improved our transportation operating cost structure. We also have the ability to manage the timing of new barge builds for the transportation segment and build barges at lower costs than our competitors for comparable barges through our in-house manufacturing capabilities at Jeffboat. As a result of these in-house capabilities, we do not have to enter into purchase commitments to procure new barges as we can schedule the building of barges when barge freight market demand and investment returns warrant.
     Management Expertise. Our management team has detailed knowledge of each of our businesses and end markets, and their depth of experience will help us continue to improve our competitive position. Our management team has considerable experience in the transportation and diversified industrial sectors, previously holding various leadership positions with such companies as CSX, Canadian National Railway, McCollister’s Transportation Systems, Acument and Honeywell.
     Strong Customer Base. We have a diverse and stable customer base, including high quality industrial and agricultural companies in the United States. We enter into a variety of contracts with these customers, ranging from single spot movements to renewable one-year contracts and multi-year extended contracts. Our relationships with our top ten customers range between five and thirty years in length.
     Favorable Industry Fundamentals. Barge transportation is the least expensive mode of moving freight, and also benefits from the highest fuel efficiency, best safety record and lowest emissions, relative to rail and truck. The barge transportation industry has demonstrated in recent years, and is expected to continue to demonstrate in a normal demand environment, favorable supply and demand fundamentals, resulting in an attractive rate environment and high fleet utilization. According to Informa, more than 4,535 new hoppers are expected to be built over the next four years, with essentially all going towards replacement of the aging industry fleet.
     Favorable Regulatory Environment. ACL and the industry in which it operates benefit from a regulated competitive landscape. Specifically, the Jones Act, a federal cabotage law enacted in 1920, requires all vessels transporting cargo between covered U.S. ports, subject to limited exceptions, to be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens. As a result, we and our competitors in the U.S. are largely insulated from foreign competition.
     Low-Cost and Flexible Sourcing. Historically, our transportation segment has been one of Jeffboat’s significant customers, providing us the ability to source barges at competitive prices, as well as providing a guaranteed supply of barges in a tight manufacturing environment. It also provides the ability to build new barges for internal use only when demand warrants and financial returns are attractive. Unlike our competitors, we do not have to lock into new build contracts in advance.
     Our objective is to continue providing high quality service and products to our customers, while sustaining profitable growth through the principal strategies outlined below:
     Productivity and Cost Control. In our transportation segment, we are focused on rightsizing our fleet and improving barge and boat efficiency to drive profitability. We expect to improve profitability through a disciplined approach that optimizes our barge fleet size and mix and our traffic network. This approach includes the implementation of a scheduled service program to increase fleet utilization and asset efficiency, reduce costs and provide a superior service differentiation to customers through consistent, predictable delivery schedules. We plan to upgrade our aging dry hopper fleet over the next few years with selective capital investment to reduce the average age of our dry fleet, which is expected to drive higher barge utilization and profitability and reduce barge maintenance and downtime costs. Due to our in-house sourcing through Jeffboat, we can time these upgrades to coincide with industry demand and as new hoppers are required. We also plan to continue tightening our footprint on the Inland Waterways in which we operate, to reduce nonrevenue-producing days and increase our overall loaded miles percentage. We believe this increased traffic density, focused on existing high margin routes and customers, and patterned to service the high margin liquid and bulk businesses, will increase barge productivity and further strengthen EBITDA margins. We also have numerous other efficiency and productivity initiatives underway including (1) continuing to improve our fuel consumption efficiency through improved boat operating procedures and boat engine efficiency, (2) the consolidation of our fleeting locations to reduce costs and improve traffic flow, (3) further streamlining our overhead structure to eliminate costs, including costs associated with having been a public company, (4) further reduce average staffing levels on boats by eliminating non-essential functions, (5) improving average tow sizes per boat and tons loaded per barge to increase freight hauling capacity at minimal incremental cost, (6) improving our supply chain sourcing processes, (7) insourcing barge and boat maintenance and repair functions at our existing facilities and (8) strategically making investment in technology to improve the information we have to manage the business and to allow us to manage at a lower ongoing cost. Our cumulative salaried compensation reductions since 2008 now exceed $34 million and when combined with hourly reductions due to the lower level of activity in our shipyard, now total more than $59 million in total compensation cost reduction. We are continuing to make changes to drive productivity and cost-reduction throughout the organization. In 2009, we realigned our transportation management resources to be closer to the business and the customers; positioning our most experienced barge industry managers on the river property where they can manage the people and the assets with much greater effectiveness. We believe this new model requires fewer management personnel, will reduce cost and will produce better service for our customers. By broadening the span of control of our managers and streamlining decision-making, we have eliminated more than one-half of the vice president and senior vice president positions in the last thirty-three months. We have taken actions in early 2011 to eliminate over $8.0 million in additional compensation and benefits.
     In our manufacturing segment, we are focused on establishing an infrastructure that optimizes our production capabilities and efficiencies, to maximize profitability and return on capital.
     Focus on Cash Flow Generation and Prudent Capital Investment. As we mentioned above, we intend to continue our aggressive cost control efforts in order to improve margins and cash flow, optimize our operations and position us for sustained profitability in the future. As the demand for our services improves in response to the macro-economic improvement, we intend to utilize our operating cash flow to reinvest in areas that we determine to have attractive rates of return, while maintaining leverage levels. We have made over $435 million in aggregate capital expenditures from 2005 to December 31, 2010, and we will undertake key capital investment projects over a five-year horizon, including upgrades to our dry hopper fleet with selective replacements and utilizing an approximate dry barge replacement ratio of one new barge for every two barge retirements. We also anticipate that we will continue to fund a portion of the investment in new barges through the selective sale of boats no longer necessary due to our improvements in boat utilization, improved tow sizes and reduced overall fleet size.
     High Quality Business Portfolio. We continually strive to maintain an optimal freight and manufacturing product mix across our transportation and manufacturing segments, one that is focused on securing profitable, ratable, long-term contractual business operating with an optimized barge fleet. The strategy for the transportation segment is to increase the proportion of our revenues derived from higher margin and more ratable liquids and bulk businesses, enabling us to be more opportunistic in quoting spot business. We intend to continue pursuing a comprehensive sales and marketing program towards freight that has traditionally been moved by barge, as well as freight that is currently moved by rail and truck. We intend to partner with key strategic customers to move products in freight lanes that are attractive to us. In our manufacturing segment, we intend to capitalize on increasing market demand for replacement dry hoppers over the next few years and selectively build tank barges and ocean going vessels. We are employing the same market-based contractual pricing approach to securing new contracts at Jeffboat as we do in our transportation segment. Our goal is not to focus on the quantity of barges produced, but rather on building barges that optimize our production capabilities and efficiencies, while maximizing EBITDA. As of December 31, 2010, our external manufacturing sales backlog was approximately $102 million of contracted revenue, with expected deliveries extending through 2011. This backlog excludes unexercised customer options and barges expected to be built for our transportation business.
     Safety and Environmental Stewardship. We believe we are an industry leader in environmental, health, safety, and security management. We are committed to continually improving our environmental and safety performance. In 2009, we began the implementation of certain strategic initiatives that we believe will guide our company to the highest levels of performance in our almost 100 years of operating on the Inland Waterways. The first of these initiatives is the drive to zero injuries, accidents and incidents. While we are proud of the fact that we lead the industry in safety, we believe that the only acceptable number when it comes to injuries, accidents and incidents is zero. We have taken some significant steps on our drive to zero, including realigning our transportation services, establishing northern and southern regional headquarters. One of the primary goals of this realignment is to move operations leaders to the field, closer to our customers, our employees and the work we do. By doing so, we believe we will increase accountability, improve communication and increasing our ability to provide more daily, hands-on safety training, all of which are designed to help us achieve our goal of zero accidents, injuries and incidents. Our commitment to the environment is also one of our key operating priorities. We are a member of the American Chemistry Counsel’s Responsible Care Program, which requires its members to: (i) adopt the Responsible Care management system for relevant portions of their operations; (ii) obtain an independent certification that their systems have been fully implemented and function according to professional standards; (iii) measure and publicly disclose compliance with these standards and systems and (iv) implement a Responsible Care Security Code. We have also initiated a drive to zero spills, zero violations and zero impact on the environment. Our commitment to environmental stewardship has not gone unnoticed as we received the Rear Admiral William M. Benkert Marine Environmental Silver Award for Excellence in 2008, which recognizes leadership in the field of marine environmental protection safety.

COMMERCIAL BARGE LINE COMPANY OPERATING RESULTS by BUSINESS SEGMENT
Year Ended Dec. 31, 2010 as compared with Year Ended Dec. 31, 2009
(Dollars in thousands except where noted)
(Unaudited)

				% of Consolidated
				Revenue
	Year Ended Dec. 31,			Year Ended
	2010	2009	Variance	2010	2009
REVENUE
Transportation and Services	$640,532	$630,481	$10,051	87.7%	74.5%
Manufacturing (external and internal)	122,627	239,885	(117,258)	16.8%	28.4%
Intersegment manufacturing elimination	(32,587)	(24,339)	(8,248)	(4.5%)	(2.9%)

Consolidated Revenue	730,572	846,027	(115,455)	100.0%	100.0%

OPERATING EXPENSE
Transportation and Services	590,418	597,727	(7,309)
Manufacturing (external and internal)	122,661	218,483	(95,822)
Intersegment manufacturing elimination	(32,587)	(24,339)	(8,248)

Consolidated Operating Expense	680,492	791,871	(111,379)	93.1%	93.6%

OPERATING INCOME (LOSS)
Transportation and Services	50,114	32,754	17,360
Manufacturing (external and internal)	(34)	21,402	(21,436)
Intersegment manufacturing elimination	—	—	—

Consolidated Operating Income	50,080	54,156	(4,076)	6.9%	6.4%
Interest Expense	38,728	40,932	(2,204)
Debt Retirement Expenses	8,701	17,659	(8,958)
Other Expense (Income)	(332)	(1,259)	927

Income Before Income Taxes	2,983	(3,176)	6,159

Income Taxes (Benefit)	6,168	(1,148)	7,316
Discontinued Operations	300	(10,030)	10,330

Net (Loss) Income	$(2,885)	$(12,058)	$9,173

Domestic Barges Operated (average of period beginning and end)	2,461	2,578	(117)

Revenue per Barge Operated (Actual)	$257,077	$240,830	$16,247
RESULTS OF OPERATIONS
Year ended December 31, 2010 compared to Year ended December 31, 2009
     Revenue. Consolidated revenue decreased by $115.5 million or 13.6% to $730.6 million.
     The consolidated revenue decrease was primarily due to lower segment revenues for the manufacturing segment which declined in 2010 by 58.2% or $125.5 million from the prior year. The decline in manufacturing segment revenues resulted from a total of 37 fewer barges built for external customers in 2010 and a change in mix of those barges as 38 fewer higher revenue liquid tank barges were produced in 2010.

     Transportation segment revenues of $632.7 million increased by $11.8 million, or 1.9%, in 2010 compared to 2009. The revenue increase was driven by an improved revenue mix with a 1.1% increase in bulk/non-bulk ton-mile volume and a 15.3% increase in liquid ton-mile volume. The bulk/non-bulk category includes a higher proportion of steel and metals than in the prior year. This mix shift, combined with the liquids increase, 9.3% higher grain pricing (although on 11.7% lower grain ton-miles) and 21.5% less low margin coal ton-miles, drove the small increase in segment revenue. Our overall fuel-neutral rate increased 11.9% in 2010, with a 12.1% increase in dry cargo being partially offset by a 3.5% decrease in the liquid rate. The strong improvement in the dry cargo rate was primarily due to mix shift, with volume increases in our higher rate metals market and lower volumes in our lower rate salt and legacy coal market. Total volume measured in ton-miles declined in 2010 to 33.8 billion from 37.1 billion in the prior year, a decrease of 8.8%. On average, 4.5% or 117 fewer barges operated during 2010 compared to 2009.
     Revenues per average barge operated increased 6.7% in 2010 compared to 2009. Almost the full increase was due to the higher affreightment revenues on the improved revenue mix, as non-affreightment revenues per barge were essentially flat.
     The services segment’s revenues decreased due to the absence of the royalties from the use of Elliot Bay designs when included in 2009 results. These were under a single contract for development of two ferries. No additional royalty agreements are currently in place.
     Operating Expense. Consolidated operating expense decreased by $111.4 million or 14.1% to $791.9 million.
     Transportation segment operating expenses decreased by $6.4 million, primarily due to an $11.8 million decline in selling, general and administrative expenses (“SG&A”), despite the inclusion of $14.3 million of Acquisition costs, and a small decline in other operating expenses. These were partially offset by $11.3 million lower gains on disposition of equipment in 2010 when compared to 2009.
     The $11.8 million decline in the Transportation segment’s SG&A was driven by lower personal injury claims, lower salaries and fringe benefits, lower fixed asset impairment charges and lower uncollectible accounts.
     Manufacturing segment operating expenses decreased $104.1 million due to a fewer number of barges produced.
     Operating Income. Consolidated operating income declined $4.1 million to $50.1 million.
     Operating income as a percent of consolidated revenues improved to 6.9% in 2010, compared to 6.4% in 2009. The increase was primarily a result of revenues increasing and expenses declining, led by SG&A, improving the transportation operating ratio by 2.8 points to 92.1%. However, the combination of manufacturing segment operating income which declined to breakeven from more than $21 million in 2009 and almost $1 million of decline in EBDG operating income driven by the absence of royalty income in 2010, more than offset the $18.2 million increase in operating income from the transportation segment, leading to the consolidated decline.
     The $18.2 million increase in transportation segment operating income to $49.8 million resulted primarily from the lower SG&A, $10.9 million lower boat charters, $3.7 million lower claims costs, lower boat and barge repairs and lower depreciation and amortization expenses. These were partially offset by $5.8 million of lower gains from asset management actions and $8.6 million higher incentive compensation expenses. The change in operating income was also impacted by a $10.9 million decline in non-grain price/volume/mix margin as overall ton-mile volumes declined 8.8%. The more normal grain harvest led to $4.6 million higher grain price/mix/volume change between 2010 and 2009, partially offsetting the decline in non-grain attributes.
     Interest Expense. Interest expense was $38.7 million, a decrease of $2.2 million from 2009. The decrease was due to the average outstanding debt balance decline of $34.2 million from the prior year.
     Debt Retirement Expense. Debt retirement expense was $8.7 million in 2010 related to the replacement of the former revolving credit facility at the date of the Acquisition. Debt retirement expense was $17.7 million in 2009, primarily due to the refinancing of the Company’s debt in July 2009 and the write-off of the deferred financing costs related to the February 2009 credit agreement amendment
     Income Tax Expense. The effective tax rate in 2010 resulted from the relationship of permanent differences related to acquisition costs and to the overall significance of permanent differences in relation to the level of book taxable loss in the period.
     Discontinued Operations, Net of Taxes. The change in discontinued operations, net of tax is driven by the loss in the prior year. The loss from discontinued operations in 2009 arose primarily from an impairment charge of $4.4 million related to Summit intangibles recognized in the third quarter and a $7.5 million loss on the sale of Summit in November 2009 net of the tax benefit of those charges.
     Net Loss. Net loss was $9.2 million lower in the current year for the reasons noted above.

COMMERCIAL BARGE LINE COMPANY OPERATING RESULTS by BUSINESS SEGMENT
Year Ended Dec. 31, 2009 as compared with Year Ended Dec. 31, 2008
(Dollars in thousands except where noted)
(Unaudited)

				% of Consolidated
				Revenue
	Year Ended Dec. 31,			Year Ended
	2009	2008	Variance	2009	2008
REVENUE
Transportation and Services	$630,481	$905,126	$(274,645)	74.5%	78.0%
Manufacturing (external and internal)	239,885	284,274	(44,389)	28.4%	24.5%
Intersegment manufacturing elimination	(24,339)	(29,480)	5,141	(2.9%)	(2.5%)

Consolidated Revenue	846,027	1,159,920	(313,893)	100.0%	100.0%

OPERATING EXPENSE
Transportation and Services	597,727	813,258	(215,531)
Manufacturing (external and internal)	218,483	267,748	(49,265)
Intersegment manufacturing elimination	(24,339)	(22,641)	(1,698)

Consolidated Operating Expense	791,871	1,058,365	(266,494)	93.6%	91.2%

OPERATING INCOME
Transportation and Services	32,754	91,868	(59,114)
Manufacturing (external and internal)	21,402	16,526	4,876
Intersegment manufacturing elimination	—	(6,839)	6,839

Consolidated Operating Income	54,156	101,555	(47,399)	6.4%	8.8%

Interest Expense	40,932	26,829	14,103
Debt Retirement Expenses	17,659	2,379	15,280
Other Expense (Income)	(1,259)	(2,279)	1,020

(Loss) Income Before Income Taxes	(3,176)	74,626	(77,802)

Income Taxes (Benefit)	(1,148)	27,243	(28,391)
Discontinued Operations	(10,030)	628	(10,658)

Net (Loss) Income	$(12,058)	$48,011	$(60,069)

Domestic Barges Operated (average of period beginning and end)	2,578	2,737	(159)

Revenue per Barge Operated (Actual)	$240,830	$327,830	$(87,000)
RESULTS OF OPERATIONS
Year ended December 31, 2009 compared to Year ended December 31, 2008
     Revenue. Consolidated revenue decreased by $313.9 million or 27.1% to $846.0 million.
     The consolidated revenue decrease was due to lower segment revenues for transportation and manufacturing segments which declined in 2009 by 30.8% and 15.4%, respectively. Professional services revenues rose by $1.8 million partially offsetting the overall decline.
     Transportation segment revenues of $620.9 million decreased by approximately $276.4 million, or 30.8%, in 2009 compared to 2008. The revenue decrease was driven by 33.1% lower gross non-grain ton-mile pricing on affreightment contracts, 17.2% lower non-grain affreightment ton-mile volume, a 24.9% decline in towing ton-miles and $56.4 million in lower grain pricing that more than offset a 34% increase in grain ton-mile volume. Approximately three quarters of the overall affreightment rate decrease was attributable to lower fuel-neutral pricing on the current year mix of commodities when compared to the prior year. This is a result of the negative revenue mix shift driven by significant volume increases in our lower rate grain and legacy coal business and significant volume declines in our higher rate metals and liquids businesses. The remainder of the decline was attributable to fuel de-escalations under the Company’s contracts. On average, compared to 2008, the fuel-neutral rate on dry freight business decreased 21.9% and the liquid freight business decreased 2.0%. Total volume measured in ton-miles declined in 2009 to 37.1 billion from 39.5 billion in the prior year, a decrease of 6.0%. On average, 5.8% or 159 fewer barges operated during 2009 compared to 2008.
     Revenues per average barge operated decreased 26.5% in 2009 compared to 2008. Approximately 78% of the decrease was due to lower affreightment revenue and the remainder was due to lower non-affreightment revenue. Approximately 76% of the lower affreightment revenue per barge resulted from the negative revenue impact of rate/mix/volume shift with the remainder attributable to fuel price de-escalation. On a fuel neutral basis overall ton-mile rates decreased by 22.2% in 2009 compared to 2008. The average price per gallon of fuel consumed decreased by 38.6% to $1.95 per gallon in 2009 compared to $3.17 per gallon for 2008.
     The services segment’s revenues increased due to additional royalties from the use of Elliot Bay designs when compared to 2008. These were under a single contract for development of three ferries. No additional royalty agreements are currently in place.
     Manufacturing revenues were $215.5 million for the full-year 2009 compared to $254.8 million for 2008. This decrease was driven by sales of 81 fewer barges and lower steel pricing. During the year manufacturing sold 130 dry cargo barges, 43 tank barges and four special vessels compared to 191 dry cargo barges, 53 tank barges, 10 hybrid barges and four special vessels during 2008.
     Operating Expense. Consolidated operating expense decreased by $266.5 million or 25.2% to $791.9 million.
     Transportation segment operating expenses decreased by $215.8 million, primarily due to $104.7 million lower fuel expenses and $79.2 million lower non-labor variable costs.
     The Transportation segment’s selling, general and administrative expenses (“SG&A”) declined by $8.8 million. Gains on sales of surplus assets, net of impairment charges for additional boats identified for sale, increased $19.3 million from prior year levels. The lower fuel cost was due both to 8.7 million fewer gallons consumed and the lower average price per gallon. The non-labor variable cost reductions were primarily in outside charter, towing, fleeting and shifting as well as lower boat and barge repair expenses, lower cost of barges scrapped in the current year and lower training costs. The SG&A savings were driven primarily by approximately $4.2 million in lower salaries due to the impact of previous reductions in force, lower incentive award expenses, lower marketing and lower outside services costs. The excess of the costs of the 2009 reductions in force and Houston office closure compared to similar costs in the prior year was essentially offset by the $1.5 million write-off of bank fees not related to a successful refinancing in 2008.
     Manufacturing segment operating expenses decreased $51.0 million due to a fewer number of barges produced and lower steel costs, partially offset by the $2.3 million cost related to a customer contract dispute. The decline was also partially driven by the 2008 $5.5 million loss on a special vessel that was in process at that year end.
     Operating Income. Consolidated operating income declined $47.4 million to $54.2 million.
     Operating income as a percent of consolidated revenues declined to 6.4% in 2009, compared to 8.8% in 2008. The decline was primarily a result of revenues decreasing more rapidly than expenses, thereby leading to the deterioration in the operating ratio in the transportation segment to 94.9% from 89.7% which more than offset an increase of $11.7 million in manufacturing segment operating income. The $21.4 million in operating income from the manufacturing segment resulted from an increase in operating margin to 9.9% in 2009 compared to 3.8% in 2008. The increased margin was due to a more favorable mix of non-legacy market priced barges produced, gains in labor productivity per ton of steel on the majority of barges produced, the prior year loss on one special vessel and current year safe operations.
     The $60.6 million decline in transportation segment operating income to $31.6 million resulted primarily from an $84.9 million decline in non-grain price/volume/mix margin as higher margin metals and liquids commodity volumes continued to be weak throughout the year. The 34% increase in grain volume did not offset the $56.4 million decline in grain pricing, lowering grain-related margins by approximately $14.8 million. The incremental cost of relocating empty barges during 2009 was estimated to be $18.3 million. These negative impacts were partially offset by $37.3 million in improved boat productivity, $8.5 million lower SG&A spending, $7.5 million in gains from asset management transactions and $4.1 in other cost reductions. The improved boat productivity is attributable to cost and crewing productivity, more favorable weather related operating conditions, lower repair and uninsured claims expenses, and other operations-related cost savings. The lower SG&A is attributable to the lower salaried wage base in 2009 as a result of reduction in force actions, decreases in bonus accruals, decreased bank fees and less advertising spending offset by the cost of the Houston office closure and bad debt attributable to the bankruptcy of a customer.
     Interest Expense. Interest expense was $40.9 million, an increase of $14.1 million from 2008. The increase was due entirely to higher interest rates as the average outstanding debt balance declined $42.6 million from the prior year.
     Debt Retirement Expense. Debt retirement expense was $17.7 million in 2009, due to the refinancing of the Company’s debt in July 2009 and the write-off of the deferred costs related to the amendment of the prior credit agreement in February 2009. Debt retirement expense was $2.4 million in 2008 due to the amendment of the credit agreement in effect in that year.
     Income Tax Expense. The effective rate for income tax is equal to the federal and state statutory rates after considering the deductibility of state income taxes for federal income taxes purposes and the relatively constant amounts of permanent differences in relation to the level of book taxable income or loss in the respective periods.
     Discontinued Operations, Net of Taxes. The loss from discontinued operations in 2009 arose primarily from an impairment charge of $4.4 million related to Summit intangibles recognized in the third quarter and a $7.5 million loss on the sale of Summit in November 2009 net of the tax benefit of those charges. Net income from discontinued operations in 2008 resulted from favorable resolution of contingencies related to the 2006 sale of the Venezuela operations in that year and from the net of tax operating results of Summit in 2008.
     Net (Loss) Income. Net income decreased $60.1 million from the prior year to a net loss of $12.1 million due to the reasons noted above.
LIQUIDITY AND CAPITAL RESOURCES
     Based on past performance and current expectations we believe that cash generated from operations and the liquidity available under our capital structure, described below, will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2011.
     Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity at December 31, 2010, were cash generated from operations and borrowings under our revolving credit facility. Other potential sources of liquidity include proceeds from sale leaseback transactions for fleet assets and barge scrapping and the sale of non-core assets, surplus boats and assets not needed for future operations. We currently expect that our gross 2011 capital expenditures may be up to $85 million, above the $57.8 million in 2010 and the $33.2 million in 2009, but well below the almost $110 million in 2008.
     Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.
     Concurrently with the Acquisition, on December 21, 2010, CBL, American Commercial Lines LLC, ACL Transportation Services LLC and Jeffboat LLC as borrowers, and ACL and certain subsidiaries as guarantors, entered into the credit agreement, consisting of a senior secured asset-based revolving credit facility in an aggregate principal amount of $475.0 million with a final maturity date of December 21, 2015 (“Existing Credit Facility). The proceeds of the Existing Credit Agreement are available for use for working capital and general corporate purposes, including certain amounts payable by ACL in connection with the Acquisition. The Existing Credit Facility may be used in connection with the issuance of letters of credit up to $50,000,000. Availability under the Existing Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Company’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Credit Agreement. We are currently prohibited from incurring more than $390.0 million of indebtedness under the Existing Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the 2017 Notes are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the 2017 Notes is replaced or amended or otherwise modified in a manner such that such additional borrowings would be permitted. At the Company’s option, the Existing Credit Facility may be increased by $75.0 million, subject to certain requirements set forth in the Credit Agreement. The Credit Agreement is secured by, among other things, a lien on substantially all of their tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of ACL’s wholly owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.
     For any period that availability is less than a certain defined level set forth in the Credit Agreement (currently $57.4 million) and until no longer less than such level for a 30-day period, the Credit Agreement imposes several financial covenants on ACL and its subsidiaries, including (a) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.1 to 1; and (b) a maximum first lien leverage ratio of 4.25 to 1.0. In addition, the Company has agreed to maintain all cash (subject to certain exceptions) in deposit or security accounts with financial institutions that have agreed to control agreements whereby the lead bank, as agent for the lenders, has been granted control under specific circumstances. The Credit Agreement requires that ACL and its subsidiaries comply with covenants relating to customary matters (in addition to those financial covenants described above), including with respect to incurring indebtedness and liens, using the proceeds received under the Credit Agreement, effecting transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness and paying dividends.
     On July 7, 2009, the Company issued $200 million aggregate principal amount of 12.5% senior secured second lien notes due July 15, 2017, (the “Notes”). The issue price was 95.181% of the principal amount of the Notes. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries. Simultaneously with CBL’s issuance of the notes ACL closed a four year $390 million senior secured first lien asset-based revolving credit facility also guaranteed by CBL, ACL and certain other direct wholly owned subsidiaries of CBL. Proceeds from the Notes, together with borrowings under the Credit Facility, were used to repay ACL’s then-existing credit facility, to pay certain related transaction costs and expenses and for general corporate purposes. This facility was liquidated at the closing of the Acquisition with proceeds of the Existing Credit Facility.
     Our debt level under the Existing Credit Facility and the Notes outstanding totaled $385.2 million at the end of the year, including the purchase accounting debt premium of $34.8 million that arose on our parent’s Acquisition in December 2010. We were in compliance with all debt covenants on December 31, 2010. At our year end debt level we had $239.7 million in remaining availability under our Existing Credit Facility. The bank credit facility has no maintenance financial covenants unless borrowing availability is generally less than $59.4 million. At December 31, 2010, debt levels we were $180.3 million above this threshold. Additionally, we are allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position.
     With the four-year term on the Existing Credit Facility and remaining seven-year term on the Notes, we believe that we have an appropriate longer term, lower cost, and more flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.
Our Indebtedness
     At December 31, 2010, we had total indebtedness of $385.2 million, including the $34.8 million premium recorded at the Acquisition date to recognize the fair value of the Senior Notes, net of amortization for the ten day period ended December 31, 2010. Our availability is further discussed in Liquidity above.
Net Cash, Capital Expenditures and Cash Flow
     Our cash flow from operations was $71.2 million for the 2010 full year. In 2010 $48.7 million of cash was used in investing activities during the year, as our $57.8 million capital expenditures and other investing activities of $0.8 million were partially offset by proceeds from the property dispositions of $7.3 million and grant proceeds of $2.6 million. The capital expenditures were primarily for new barge construction, capital repairs and investments in our facilities. At December 31, 2010, we had total indebtedness of $385.2 million, including the $34.8 million premium recorded at the Acquisition date to recognize the fair value of the Notes, net of amortization for the ten day period ended December 31, 2010. At this level of debt we had $239.7 million in remaining availability under our bank credit facility. The Existing Credit Facility has no maintenance financial covenants unless borrowing availability is generally less than $59.4 million. At December 31, 2010, debt levels we were $180.3 million above this threshold.
     Net cash used in financing activities in 2010 was $20.0 million, compared to net cash used in financing activities of $122.3 in 2009. Cash used in financing activities in 2010 primarily related to payments on the revolving credit facility in excess of borrowings, the payment of debt costs related to our Credit Agreement, net of a change in the level of bank overdrafts on our zero balance accounts, representing checks disbursed but not yet presented for payment.
     Cash used in financing activities in 2009 resulted primarily from the $40.5 million payment of fees for the February 2009 amendment of the credit agreement, the subsequent issuance of the Notes and the new revolving facility. Cash used in financing activities was also a result of a net reduction of $64 million in outstanding borrowing, a $6.5 million decrease in bank overdrafts on operating accounts and a $2.2 million negative tax impact of share-based compensation. The negative tax impact occurred as restricted shares vested at prices lower than their value on date of grant. In 2008 repayments of our credit facility used approximately $20.5 million, bank overdrafts increased by $1.8 million and debt costs of $4.9 million were paid. The impact of the tax benefit of share-based compensation was $2.2 million.

Contractual Obligations and Commercial Commitment Summary
     A summary of the Company’s known contractual commitments under debt and lease agreements as of December 31, 2010, appears below.

		Less Than	One to	Three to	After
Contractual Obligations	Total	One Year	Two Years	Five Years	Five Years
Long-term debt obligations (1)
2017 Senior Notes	$375.0	$25.0	$25.0	$75.0	$250.0
Revolving credit facility	165.0	4.9	4.9	155.2	—
Operating lease obligations (2)	131.4	23.4	18.0	37.1	52.9

Total contractual cash obligations	$671.4	$53.3	$47.9	$267.3	$302.9

Estimated interest on contactual debt obligations (3)	$222.8	$31.5	$31.5	$84.8	$75.0

(1)	Represents the principal and interest amounts due on outstanding debt obligations, current and long term as of December 31, 2010.

(2)	Represents the minimum lease rental payments under non-cancelable leases, primarily for vessels and land.

(3)	Interest expense calculation begins on January 1, 2011 and ends on the respective maturity dates.
     The interest rate and term assumptions used in these calculations are contained in the following table.

	Principal at
	December 31,	Period		Interest
Obligation	2010	From	To	Rate
2017 Senior Notes	$200.0	1/1/2010	7/15/2017	12.50%
Revolving credit facility	$150.3	1/1/2010	7/7/2013	3.26%
     For additional disclosures regarding these obligations and commitments, see Note 2 to the accompanying consolidated financial statements.
SEASONALITY
     The seasonality of our business is discussed in “Item 1. Seasonality.”
CHANGES IN ACCOUNTING STANDARDS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now contained in Accounting Standards Codification (“ASC”) Section 715, “Compensation — Retirement Benefits”. The standard requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. Most of the provisions of the revised standard were previously adopted in 2006 with the impacts as disclosed in previous filings. The standard also required, beginning in 2008, a change in the measurement date of its postretirement benefit plans to December 31 versus the September 30 measurement date used previously. This provision was adopted as of January 1, 2008, and resulted in a charge of $828 ($518 after-tax). This amount was recorded as an adjustment to retained earnings in January 2008.
     Subsequent to July 2009 the FASB has issued additional ASU’s. Several were technical corrections to the codification. ASU’s considered to have a potential impact on the Company where the impact is not yet determined are discussed as follows.
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidelines and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures for purchases, sales, issuances, and settlements on a gross basis for Level 3 fair value measurements. We do not anticipate the adoption of this guidance to materially impact the Company. These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2010.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the same period. Actual results could differ from those estimates.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities in the ordinary course of business. Critical accounting estimates that affect the reported amounts of assets and liabilities on a going concern basis include amounts recorded as reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, estimates of future cash flows used in impairment evaluations, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, estimated sub-lease recoveries and depreciable lives of long-lived assets.
Revenue Recognition
     The primary source of the Company’s revenue, freight transportation by barge, is recognized based on percentage-of-completion. The proportion of freight transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer’s freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percentage of voyage completion results in a better matching of revenue and expenses. The deferred revenue balance in current liabilities represents the uncompleted portion of in-process contracts.
     The recognition of revenue generated from contract rate adjustments occurs based on the percentage of voyage completion method. The rate adjustment occurrences are defined by contract terms. They typically occur monthly or quarterly, are based on recent historical inflation measures, including fuel, labor and/or general inflation, and are invoiced at the adjusted rate levels in the normal billing process.
     Day rate plus towing contracts have a twofold revenue stream. The day rate, a daily charter rate for the equipment, is recognized for the amount of time the equipment is under charter during the period. The towing portion of the rate is recognized once the equipment has been placed on our boat to be moved for the customer.
     Revenue from unit tow equipment day rate contracts is recognized based on the number of days services are performed during the period.
     Marine manufacturing revenue is recognized based on the completed contract or the percentage-of-completion method depending on the length of the construction period. Beginning in the second quarter of 2007, ocean-going vessels became a material portion of the production volume of the manufacturing segment. These vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterways system. CBL uses the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels based on labor hour incurred as a percent of estimated total hours for each vessel. These vessels have expected construction periods of more than 90 days in length and include ocean-going barges and towboats.
     CBL uses the completed contract method for barges built for Inland Waterways use which typically have construction periods of 90 days or less. Contracts are considered complete when title has passed, the customer has accepted the vessel and there is no substantial continuing involvement by the Company with the vessel. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue.
     Harbor services, terminal, repair and other revenue are recognized as services are provided.
     Revenue from the Company’s professional service company is recorded primarily on the percentage of completion method wherein the direct costs incurred to date over the estimated total direct costs of a contract times the total revenues under the contract determines revenues to be recorded for any contract.

Inventory
     Inventory is carried at the lower of cost or market, based on a weighted average cost method. Our port-services inventory is carried net of reserves for obsolete and slow moving inventories.
Expense Estimates for Harbor and Towing Service Charges
     Harbor and towing service charges are estimated and recognized as services are received. Estimates are based upon recent historical charges by specific vendor for the type of service charge incurred and upon published vendor rates. Service events are recorded by vendor and location in our barge tracking system. Vendor charges can vary based upon the number of boat hours required to complete the service, the grouping of barges in vendor tows and the quantity of man hours and materials required. Our management believes it has recorded sufficient liabilities for these services. Changes to these estimates could have a significant impact on our financial results.
Insurance Claim Loss Deductibles
     Liabilities for insurance claim loss deductibles include accruals for the uninsured portion of personal injury, property damage, cargo damage and accident claims. These accruals are estimated based upon historical experience with similar claims. The estimates are recorded upon the first report of a claim and are updated as new information is obtained. The amount of the liability is based on the type and severity of the claim and an estimate of future claim development based on current trends and historical data. Our management believes it has recorded sufficient liabilities for these claims. These claims are subject to significant uncertainty related to the results of negotiated settlements and other developments. As claims develop, we may have to change our estimates, and these changes could have a significant impact on our consolidated financial statements.
Employee Benefit Plans
     Assets and liabilities of our defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized, impacting our results of operations. The liability for post-retirement medical benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs.
     Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense, impacting our results of operations. A 0.25% change in the discount rate would affect pension expense by $0.1 million and post-retirement medical expense by $0.03 million, respectively. A 0.25% change in the expected return on plan assets would affect pension expense by $0.4 million. The Company is fully insured for post-65 retiree medical so changes in health care cost trends would not affect our post-retirement medical expense in the near term.
     We were self-insured and we self-administered the medical benefit plans covering most of our employees for service dates before September 1, 2005. We hired and continue the use of a third-party claims administrator to process claims with service dates on or after September 1, 2005. We remain self-insured up to $0.25 million per individual per policy year. We estimate our liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. A 10% change in the estimated lag factor would have a $0.2 million effect on operating income. The validity of the lag factor is evaluated periodically and revised if necessary. Although management believes the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims and other factors could materially affect the recorded liabilities and expense, impacting our financial condition and results of operations.
Impairment of Long-Lived Assets and Intangibles
     Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. These estimates are subject to uncertainty. Our significant assets were appraised by independent appraisers in connection with our application of fresh-start reporting on December 31, 2004 and again in August 2008, in February 2009, in June 2009 and in December 2010 in connection with debt refinancings. No impairment indicators were present at December 31, 2010 or 2009, in our transportation or manufacturing segments. Given the on-going decline in the cash flows from our Summit entity we did reassess the recoverability of the long-lived assets during the third quarter 2009. Our revised estimated gross cash flows did not exceed the recorded value of the assets as of the end of the third quarter indicating impairment. Given the indication of impairment, we wrote off approximately $4.4 million of long-lived assets and intangibles in the third quarter of 2009 based on the underlying estimated fair values of those assets. Changes to the estimated future cash flows or to the Company’s evaluation of its weighted average cost of capital are critical accounting estimates and could result in material changes to our recorded results.

Impairment of Acquired Goodwill
     In connection with our acquisition of the McKinney assets and EBDG in 2007 and the acquisition of the remaining equity interests in Summit in 2008, the excess of the purchase price over the fair value of the acquired identifiable tangible and intangible assets and liabilities was recorded as goodwill. Goodwill is not amortized, but is subject to, at least annually, an evaluation for impairment. Such an evaluation requires estimates of the fair value of the reporting unit (commonly defined as one level below an operating segment) to which the acquired assets are attached. Due primarily to changes in the Company’s weighted average cost of capital since the acquisition date, rather than to changes in the expected underlying cash flows, which resulted in an excess of the carrying value over the estimated fair value of the operations, we concluded that the acquisition goodwill on Summit was completely impaired, that the acquisition goodwill on EBDG was partially impaired and that the acquisition goodwill on the McKinney purchase was not impaired. An impairment charge of $1.1 million was recorded in 2008, of which $0.2 million has been reclassified to discontinued operations, related to these evaluations. Changes to the estimated future cash flows or to the Company’s evaluation of its weighted average cost of capital are critical accounting estimates and could result in material changes to our recorded results. Our goodwill evaluations in 2010 and 2009 did not result in any goodwill impairments.
Assets and Asset Capitalization Policies
     Asset capitalization policies have been established by management to conform to generally accepted accounting principles. All expenditures for property, buildings or equipment with economic lives greater than one year are recorded as assets and amortized over the estimated economic useful life of the individual asset. Generally individual expenditures of less than one thousand dollars are not capitalized. An exception is made for program expenditures, such as personal computers, that involve multiple individual expenditures with economic lives greater than one year. The costs of purchasing licenses or developing software are capitalized and amortized over the estimated economic life of the software.
     Repairs that extend the original economic life of an asset or that enhance the original functionality of an asset are capitalized and amortized over the asset’s estimated economic life. Capitalized expenditures include major steel re-plating of barges that extends the total economic life of the barges, repainting the entire sides or bottoms of barges which also extends their economic life or rebuilding boat engines, which enhances the fuel efficiency or power production of the boats.
     Routine engine overhauls that occur on a one to three year cycle are expensed when they are incurred. Routine maintenance of boat hulls and superstructures as well as propellers, shafts and rudders are also expensed as incurred. Routine repairs to barges, such as steel patching for minor hull damage, pump and hose replacements on tank barges or hull reinforcements, are also expensed as incurred.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as fuel prices and interest rates, and changes in the market value of financial instruments. We are exposed to various market risks, including those which are inherent in our financial instruments or which arise from transactions entered into in the course of business. A discussion of our primary market risk exposures is presented below.
Fuel Price Risk
     For the year ended December 31, 2010, fuel expenses for fuel purchased directly and used by our boats represented 19% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.6 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. All of our grain movements, which comprised 30% of our total transportation segment revenues in 2010, are priced in the spot market. Despite these measures fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our vendors on the river, with increases passed through to us in the form of higher costs for external shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. In 2008, 2009 and 2010 we entered into fuel price swaps with commercial banks for a portion of our expected fuel usage. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At December 31, 2010, a net asset of approximately $0.2 million has been recorded in the consolidated balance sheet and the gain on the hedge instrument recorded in Other Comprehensive Income. The fuel swap agreements require that we, in some circumstances, post a deposit for a portion of any loss position. At December 31, 2010, we had no deposits outstanding. Our amended credit agreement places certain limits on our ability to provide cash collateral on these agreements. Ultimate gains or losses will not be determinable until the fuel swaps are settled. Realized (gains) and losses from our hedging program of ($3.1) million in 2010, $10.3 million in 2009 and $0.9 million in 2008 were recorded during the respective periods. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 7 to our consolidated financial statements. We may increase the quantity hedged based upon active monitoring of fuel pricing outlooks by the management team.
Interest Rate and Other Risks
     At December 31, 2010, we had $150.3 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $1.5 million annually. This amount would be mitigated by the cash tax deductibility of the increased interest payments.
Foreign Currency Exchange Rate Risks
     The Company currently has no direct exposure to foreign currency exchange risk although exchange rates do impact the volume of goods imported and exported which are transported by barge.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Management’s Report on Internal Control over Financial Reporting
     The consolidated financial statements appearing in this filing on Form 10-K have been prepared by management, which is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.
     Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2010.

/s/ Michael P. Ryan	/s/ Thomas R. Pilholski
Michael P. Ryan	Thomas R. Pilholski
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors Commercial Barge Line Company
We have audited the accompanying consolidated balance sheets of Commercial Barge Line Company (the Company) as of December 31, 2010 (Successor Company) and 2009 (Predecessor Company), and the related consolidated statements of operations, shareholders’ equity, and cash flows for the periods January 1, 2010 through December 21, 2010 (Predecessor Company) and December 22, 2010 through December 31, 2010 (Successor Company) and the years ended December 31, 2009 and 2008 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Barge Line Company at December 31, 2010 (Successor Company) and 2009 (Predecessor Company), and the consolidated results of their operations and their cash flows for the periods January 1, 2010 through December 21, 2010 (Predecessor Company) and December 22, 2010 through December 31, 2010 (Successor Company) and the years ended December 31, 2009 and 2008 (Predecessor Company), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.
Louisville, Kentucky
March 31, 2011

COMMERCIAL BARGE LINE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

		Predecessor
	Successor Company	Company	Predecessor Company
	December 22 to	January 1 to	Years Ended December 31,
	December 31, 2010	December 21, 2010	2009	2008
	(In thousands)		(In thousands)
Revenues
Transportation and Services	$19,779	$620,753	$630,481	$905,126
Manufacturing	4,986	85,054	215,546	254,794

Revenues	24,765	705,807	846,027	1,159,920

Cost of Sales
Transportation and Services	16,921	520,128	532,224	737,665
Manufacturing	4,838	82,504	189,565	242,309

Cost of Sales	21,759	602,632	721,789	979,974

Gross Profit	3,006	103,175	124,238	179,946
Selling, General and Administrative Expenses	8,227	47,874	70,082	77,536
Goodwill Impairment	—	—	—	855

Operating Income (Loss)	(5,221)	55,301	54,156	101,555

Other Expense (Income)
Interest Expense	805	37,923	40,932	26,829
Debt Retirement Expenses	—	8,701	17,659	2,379
Other, Net	(19)	(313)	(1,259)	(2,279)

Other Expenses	786	46,311	57,332	26,929

Income (Loss) from Continuing Operations
Before Taxes	(6,007)	8,990	(3,176)	74,626
Income Taxes (Benefit)	628	5,540	(1,148)	27,243

Income (Loss) from Continuing Operations	(6,635)	3,450	(2,028)	47,383
Discontinued Operations, Net of Tax	—	300	(10,030)	628

Net Income (Loss)	$(6,635)	$3,750	$(12,058)	$48,011

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY
CONSOLIDATED BALANCE SHEETS

	Successor Company December 31,	Predecessor Company December 31,
	2010	2009
	(In thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$3,707	$1,198
Accounts Receivable, Net	97,802	93,295
Inventory	50,834	39,070
Deferred Tax Asset	10,072	3,791
Assets Held for Sale	2,133	3,531
Prepaid and Other Current Assets	32,075	23,879

Total Current Assets	196,623	164,764
Properties, Net	979,655	521,068
Investment in Equity Investees	5,743	4,522
Accounts Receivable, Intercompany	3,116	37,351
Other Assets	53,665	27,539
Goodwill	20,470	5,997

Total Assets	$1,259,272	$761,241

LIABILITIES
Current Liabilities
Accounts Payable	$44,782	$34,163
Accrued Payroll and Fringe Benefits	27,992	18,283
Deferred Revenue	14,132	13,928
Accrued Claims and Insurance Premiums	12,114	16,947
Accrued Interest	11,667	13,098
Current Portion of Long Term Debt	—	114
Customer Deposits	500	1,309
Other Liabilities	25,810	31,825

Total Current Liabilities	136,997	129,667
Long Term Debt	385,152	345,419
Pension and Post Retirement Liabilities	38,615	31,514
Deferred Tax Liability	208,651	40,133
Other Long Term Liabilities	60,901	6,567

Total Liabilities	830,316	553,300

SHAREHOLDER’S EQUITY
Other Capital	435,487	23,668
Retained Earnings (Deficit)	(6,635)	183,862
Accumulated Other Comprehensive Income	104	411

Total Shareholder’s Equity	428,956	207,941

Total Liabilities and Shareholder’s Equity	$1,259,272	$761,241

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

			Other
	Other	Retained	Comprehensive
	Capital	Earnings (Deficit)	Income (Loss)	Total
	(In thousands)
Predecessor
Balance at December 31, 2007	$17,192	$148,426	$6,590	$172,208
Excess Tax Benefit	3,455	—	—	3,455
Comprehensive Income:
Net Income	—	48,011	—	48,011
Pension year end date change (Net of Tax Benefit)	—	(517)	—	(517)
Net Loss on Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	(7,496)	(7,496)
Pension Liability (Net of Tax Benefit)	—	—	(17,070)	(17,070)

Total Comprehensive Income (Loss)	$—	$47,494	$(24,566)	$22,928

Balance at December 31, 2008	$20,647	$195,920	$(17,976)	$198,591

Excess Tax Benefit	(2,170)	—	—	(2,170)
Additional Investment in Summit	5,191	—	—	5,191
Comprehensive Income:
Net Loss	—	(12,058)	—	(12,058)
Net Gain on Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	9,774	9,774
Pension Liability (Net of Tax Expense)	—	—	8,613	8,613

Total Comprehensive Income (Loss)	$—	$(12,058)	$18,387	$6,329

Balance at December 31, 2009	$23,668	$183,862	$411	$207,941

Excess Tax Benefit	(15)	—	—	(15)
Comprehensive Income:
Net Income	—	3,750	—	3,750
Net Loss on Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	(949)	(949)
Pension Liability (Net of Tax Expense)	—	—	(1,368)	(1,368)

Total Comprehensive Income (Loss)	$—	$3,750	$(2,317)	$1,432

Balance at December 21, 2010	$23,653	$187,612	$(1,906)	$209,358

Successor
Balance at December 22,2010	$432,561	$—	$—	$432,561
Excess Tax Benefit of Sharebased Compensation	2,926	—	—	2,926
Comprehensive Income:
Net Loss	—	(6,635)	—	(6,635)
Net Gain on Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	104	104

Total Comprehensive Income (Loss)	$—	$(6,635)	$104	$(6,531)

Balance at December 31, 2010	$435,487	$(6,635)	$104	$428,956

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Company	Company	Predecessor Company
	December 22 to	January 1 to	Years Ended December 31,
	December 31, 2010	December 21, 2010	2009	2008
	(In thousands)		(In thousands)
OPERATING ACTIVITIES
Net Income(Loss)	$(6,635)	$3,750	$(12,058)	$48,011
Adjustments to Reconcile Net Income(Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	2,860	45,253	53,838	51,876
Debt Retirement Costs	—	8,701	17,659	2,379
Debt Issuance Cost Amortization	(76)	5,162	7,145	2,625
Deferred Taxes	(1,600)	27,644	(2,184)	19,337
Impairment and Loss on Sale of Summit Contracting	—	—	11,853	—
Gain on Property Dispositions	—	(9,019)	(20,264)	(641)
Share-Based Compensation	41	7,423	8,164	9,284
Other Operating Activities	59	7,168	3,885	2,158
Changes in Operating Assets and Liabilities:
Accounts Receivable	1,661	(8,896)	34,001	(18,320)
Inventory	1,802	(9,850)	31,854	4,013
Other Current Assets	5,070	(20,267)	18,025	(16,165)
Accounts Payable	2,593	10,759	(19,890)	3,001
Accrued Interest	881	(2,246)	11,860	(461)
Other Current Liabilities	1,376	(2,457)	(15,036)	13,383

Net Cash Provided by Operating Activities	8,032	63,125	128,852	120,480

INVESTING ACTIVITIES
Property Additions	—	(57,798)	(33,226)	(97,892)
Proceeds from Sale of Summit Contracting	—	—	2,750	—
Investment in Summit Contracting	—	—	—	(8,462)
Proceeds from government Grants	—	2,552	—	—
Proceeds from Property Dispositions	—	7,337	28,384	4,031
Other Investing Activities	(1,735)	961	(4,445)	(1,884)

Net Cash Used in Investing Activities	(1,735)	(46,948)	(6,537)	(104,207)

FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	—	169,204	154,518	—
Revolving Credit Facility Repayments	(18,894)	(154,518)	(418,550)	(20,450)
2017 Senior Note Borrowings	—	—	200,000	—
Discount on 2017 Senior Notes	—	—	(9,638)	—
Bank Overdrafts on Operating Accounts	(9,090)	6,356	(6,479)	1,806
Debt Issuance/Refinancing Costs	—	(15,402)	(40,547)	(4,888)
Tax (Expense) Benefit of Share Based Compensation	2,926	(15)	(2,170)	3,455
Other Financing Activities	—	(532)	532	—

Net Cash Provided by (Used in) Financing Activities	(25,058)	5,093	(122,334)	(20,077)

Net Increase(Decrease) in Cash and Cash Equivalents	(18,761)	21,270	(19)	(3,804)
Cash and Cash Equivalents at Beginning of Period	22,468	1,198	1,217	5,021

Cash and Cash Equivalents at End of Period	$3,707	$22,468	$1,198	$1,217

Supplemental Cash Flow Information:
Interest Paid	$—	$32,852	$21,155	$24,162
Tax (Refunds Received) Paid — Net	—	(4,859)	(1,689)	3,933
The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
NOTE 1. ACCOUNTING POLICIES
REPORTING ENTITY
     Commercial Barge Line Company (“CBL”) is a Delaware corporation. In these financial statements, unless the context indicates otherwise, the “Company” refers to CBL and its subsidiaries on a consolidated basis.
     The operations of the Company include barge transportation together with related port services along the Inland Waterways and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of bulk products, grain, coal, steel and liquids in the United States. The Company has long term contracts with many of its customers. Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. The Company also has an operation engaged in naval architecture and engineering. This operation is significantly smaller than either the transportation or manufacturing segments. During 2009 the Company sold its interests in Summit Contracting Inc. (“Summit”) which had been a consolidated subsidiary since April 1, 2008. The results of operations of Summit have been reclassified into discontinued operations for all periods presented.
     The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC, ACL Transportation Services LLC, and Jeffboat LLC, Delaware limited liability companies, and their subsidiaries. Additionally, CBL owns ACL Professional Services, Inc., a Delaware corporation. CBL is responsible for corporate income taxes. CBL does not conduct any operations independent of their ownership interests in the consolidated subsidiaries.
     CBL is a wholly-owned subsidiary of American Commercial Lines Inc. (“ACL”). ACL is a wholly-owned subsidiary of ACL I Corporation (“ACL I”). ACL I is a wholly owned subsidiary of Finn Holding Corporation (“Finn”). Finn is primarily owned by certain affiliates of Platinum Equity, LLC (“Platinum”). On December 21, 2010, ACL announced the consummation of the previously announced acquisition of ACL by Platinum (the “Acquisition”, in all instances of usage. See Note 14 for further information). The Acquisition was accomplished through the merger of Finn Merger Corporation, a Delaware corporation and a wholly owned subsidiary of ACL I, a Delaware corporation, with and into American Commercial Lines Inc. The assets of ACL consist principally of its ownership of all of the stock of CBL. In connection with the Acquisition the purchase price has been preliminarily allocated in these statements as of the Acquisition date and results of operations for the 10 days from December 22, 2010 to December 31, 2010 have been separately stated herein (See Note 14). All amounts in these financial statements designated “Predecessor Company” refer to periods prior to the Acquisition and all amounts designated “Successor Company” refer to periods after the Acquisition.
PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements reflect the results of operations, cash flows and financial position of CBL and its majority-owned subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated. Net amounts receivable are reflected on the statement of financial position in accounts receivable intercompany.
     Investments in companies that are not majority-owned are accounted for under the equity method or at cost, depending on the extent of control during the period presented.
USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include amounts recorded as reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical and prescription drug claims, insurance claims and related insurance receivables, deferred tax liabilities, assets held for sale, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, estimated future cash flows of its reporting entities, recoverability of acquisition goodwill and depreciable lives of long-lived assets.
CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include short term investments with a maturity of less than three months when purchased. CBL has, from time to time, cash in banks in excess of federally insured limits.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ACCOUNTS RECEIVABLE
     Accounts receivable consist of the following.

	December 31,	December 31,
	2010	2009
Accounts Receivable	$97,802	$98,477
Allowance for Doubtful Accounts	—	(5,182)

	$97,802	$93,295

     CBL maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Subsequent to the Acquisition accounts receivable were recorded at estimated fair value which resulted in a reserve amount of zero at December 31, 2010. Trade receivables less allowances reflect the net realizable value of the receivables, and approximate fair value. The Company generally does not require collateral or other security to support trade receivables subject to credit risk. To reduce credit risk, the Company performs credit investigations prior to establishing customer credit limits and reviews customer credit profiles on an ongoing basis. An allowance against the trade receivables is established based either on the Company’s specific knowledge of a customer’s financial condition or a percentage of past due accounts. Accounts are charged to the allowance when management determines that the accounts are unlikely to be collected. Recoveries of trade receivables previously reserved in the allowance are added back to the allowance when recovered.
INVENTORY
     Inventory is carried at the lower of cost (based on a weighted average cost method) or market and consists of the following:

	December 31,	December 31,
	2010	2009
Raw Materials	$19,255	$5,142
Work in Process	5,844	12,230
Parts and Supplies (1)	25,735	21,698

	$50,834	$39,070

(1)	Net of reserves for obsolete and slow moving inventories of $0 and $656 at December 31, 2010 and 2009, respectively.
     Subsequent to the Acquisition our fuel and steel inventories were written up to fair value. Fuel increased $0.16 per gallon for a total write-up of $853 which will be absorbed in future earnings as the fuel inventory is used. Steel costs increased our work in process and raw materials inventories by $842 and $2,353 respectively. These higher costs will be absorbed as the steel is used in barge construction.
PREPAID AND OTHER CURRENT ASSETS
     Prepaid and other current assets include estimated claims receivable from insurance carriers of $10,193 at December 31, 2010, and $9,505 at December 31, 2009, and fuel hedge receivables of $2,919 and $4,779 at December 31, 2010 and 2009, respectively. The remainder of current assets primarily relate to prepaid rent, insurance and other contracts.
ASSETS AND ASSET CAPITALIZATION POLICIES
     Asset capitalization policies have been established by management to conform to generally accepted accounting principles. All expenditures for property, buildings or equipment with economic lives greater than one year are recorded as assets and amortized over the estimated economic useful life of the individual asset. Generally, individual expenditures less than one thousand dollars are not capitalized. An exception is made for program expenditures, such as personal computers, that involve multiple individual expenditures with economic lives greater than one year. The costs of purchasing or developing software are capitalized and amortized over the estimated economic life of the software.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     New barges built for the transportation segment by the manufacturing segment are capitalized at cost. Repairs that extend the original economic life of an asset or that enhance the original functionality of an asset are capitalized and amortized over the asset’s estimated economic life. Capitalized expenditures include major steel re-plating of barges that extends the total economic life of the barges, repainting the entire sides or bottoms of barges which also extends their economic life or rebuilding boat engines, which enhances the fuel efficiency or power production of the boats.
     Routine engine overhauls that occur on a one to three year cycle are expensed when they are incurred. Routine maintenance of boat hulls and superstructures as well as propellers, shafts and rudders are also expensed as incurred. Routine repairs to barges, such as steel patching for minor hull damage, pump and hose replacements on tank barges or hull reinforcements, are also expensed as incurred.
IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS
     Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value of the underlying assets limited by the discounted net cash flows or other estimates of fair value of the group.
     Losses on assets held for sale of $(4), $3,214 and $430 were recorded in 2010, 2009 and 2008, respectively. (No Successor Company expense.) These amounts are included in cost of sales — transportation and services in the consolidated statement of operations. See Note 17.
     The recoverability of indefinite-lived intangible assets (e.g. goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the estimated fair value to its carrying value.
     Goodwill and intangible asset impairment losses of $4,400 and $1,124 were recorded in 2009 and 2008, respectively. There were no comparable charges in 2010. $855 of the 2008 amount of impairment expenses is reported as an operating expense in the consolidated statement of operations. The amount was incurred primarily due to increases in the Company’s cost of capital during 2008, which lowered the discounted cash flow calculated in the Company’s valuation model, resulting in an excess of carrying values over the estimated fair value of the entity. Underlying expected cash flows did not change significantly from the acquisition date expectations during 2008.
     The entire 2009 charge of $4,400 and the $269 balance of the 2008 charge are included in Discontinued Operations, net of tax in the consolidated statement of operations as they relate to Summit which was sold in 2009. See Note 13.
     Losses of $133 and $3,655 were also recorded in 2010 and 2009, respectively, for the closure of the Houston office. (No Successor Company expense.) These losses are reported as selling, general and administrative costs in the consolidated statement of operations. Approximately one-half of the 2009 loss represents impairment of the long-lived assets in that office and the remainder of the expected net lease exposure. The 2010 amount relates to additional exposure on final settlement of the lease which was terminated in 2010.
PROPERTIES, DEPRECIATION AND AMORTIZATION
     At the Acquisition date the long-lived assets of the Company have been revalued at estimated fair value. Depreciation expense in the 10 day period ended December 31, 2010 was $2,879 which included $1,710 higher depreciation as a result of the Acquisition revaluation.
     Property additions subsequent to the Acquisition are stated at cost less accumulated depreciation. Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and improvements are depreciated from 15 to 45 years. Improvements to leased property are amortized over the shorter of their economic life or the respective lease term. Equipment is depreciated from 5 to 42 years.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Properties consist of the following:

	December 31,	December 31,
	2010	2009
Land	$20,002	$10,855
Buildings and Improvements	55,058	51,315
Equipment	907,091	672,314

	982,151	734,484
Less Accumulated Depreciation	2,496	213,416

	$979,655	$521,068

INTANGIBLE ASSETS
     Intangible assets are included in other assets in the consolidated balance sheets and consist of the following.

	December 31,	Purchase		December 31,
	2009	Accounting	Amortization	2010
Covenant Not to Compete — EBDG	$137	$—	$137	$—
Customer Backlog — Jeffboat	—	200	6	194
Tradenames — Jeffboat	—	4,300	119	4,181
Favorable Leases — ACLLC	—	25,761	188	25,573

Total Intangibles other than goodwill	$137	$30,261	$450	$29,948

Goodwill — McKinney	$2,100	$(2,100)	$—	$—
Goodwill — EBDG	3,898	(3,898)	—	—
Goodwill — Purchase Accounting	—	20,470	—	20,470

Total Goodwill	$5,998	$14,472	$—	$20,470

Total Intangibles and Goodwill	$6,135	$44,733	$450	$50,418

     Future intangible amortization expense is estimated to be as follows:

2011	$7,250
2012	5,927
2013	5,566
2014	4,896
2015	2,738
     CBL also has capitalized software of $7,430 at December 31, 2010 and $8,970 at December 31, 2009 which is included in Other Assets. Software amortization expense was $2,282, $2,281 and $2,144 for the fiscal years 2010, 2009 and 2008, respectively. (Successor Company expense $67.)
INVESTMENTS IN EQUITY INVESTEES
     The Investment in Equity Investees balance at December 31, 2010, consists of small individual equity investments in four domestic ventures: BargeLink LLC, Bolivar Terminal LLC, TTBarge Services Mile 237 LLC and MarineNet LLC. The Company holds 50% or less of the equity interest in each investee and does not exercise control over any entity. Earnings related to CBL’s equity method investees in aggregate were $495, $982 and $1,064 for fiscal years 2010, 2009 and 2008, respectively. (Successor Company earnings $19.) These earnings are included in other income in the consolidated statements of operations. As of the Acquisition these investments were recorded at their fair value. See Note 14. The difference between the fair value and our interest in the underlying net assets will be amortized over a period of five years from the date of the Acquisition.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DEBT COST AMORTIZATION
     CBL amortizes debt issuance costs and fees over the term of the debt on the effective interest method. Amortization of debt issuance costs was $12,712, $24,265 and $5,005 for the fiscal years 2010, 2009 and 2008, respectively, and is included in interest expense (scheduled amortization) and debt retirement expenses (write-offs) in the consolidated statement of operations. Amortization of debt issuance cost for 2010, 2009 and 2008 includes $8,701, $17,659 and $2,379, respectively, from the early retirement of debt (see Note 3). (Successor Company amortization of debt issuance cost $82 and no debt retirement costs were incurred.) Subsequent to the Acquisition the unamortized debt cost related to the issuance of the senior notes of $4,830 were eliminated in the purchase accounting. The unamortized balance of $15,170 of debt issuance costs which relates to the Company’s Existing Credit Facility (See Note 2) is recorded in other assets in the consolidated balance sheet at December 31, 2010.
DEBT PREMIUM/DISCOUNT
     On July 7, 2009, CBL issued $200,000 of senior notes (the “Notes”). Subsequent to the Acquisition these Notes are recorded at their fair value at the Acquisition date. See Note 14. In periods prior to the Acquisition, the difference between the stated principal amount of the Notes and the fair value at inception (discount) was amortized using the interest method over the life of the Notes. The amortization of the discount was $1,150 and $539 in fiscal years 2010 and 2009, respectively and is included in interest expense in the consolidated statements of operations. Subsequent to the Acquisition the unamortized original issue discount of $7,948 was written off as part of the purchase price allocation. The unamortized discount of $9,099 at December 31, 2009 is shown as a discount from the face amount of the Notes at that date. Also subsequent to the Acquisition the Notes were revalued to fair value representing a premium of $35,000, which will amortize as a reduction of interest expense over the remaining life of the Notes on the interest method. Amortization of the premium in the 10 day period ended December 31, 2010 was $158.
DERIVATIVE INSTRUMENTS
     Derivative instruments are recorded on the consolidated balance sheet at fair value. Derivatives not designated as hedges are adjusted through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in Other Comprehensive Income until the hedged item is recorded in income. Any portion of a change in a derivative’s fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income. The fair value of financial instruments is generally determined based on quoted market prices.
REVENUE RECOGNITION
     The primary source of the Company’s revenue, freight transportation by barge, is recognized based on voyage percentage-of-completion. The proportion of freight transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer’s freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percentage of voyage completion results in a better matching of revenue and expenses. The deferred revenue balance in current liabilities represents the uncompleted portion of in-process contracts.
     The recognition of revenue generated from contract rate adjustments occurs based on the percentage of voyage completion method. The rate adjustment occurrences are defined by contract terms. They typically occur monthly or quarterly, are based on recent historical inflation measures, including fuel, labor and/or general inflation, and are invoiced at the adjusted rate levels in the normal billing process.
     The recognition of revenue due to shortfalls on take or pay contracts occurs at the end of each declaration period. A declaration period is defined as the time period in which the contract volume obligation was to be met. If the volume was not met during that time period, then the amount of billable revenue resulting from the failure to perform will be calculated and recognized as it is billed.
     Day rate plus towing contracts have a twofold revenue stream. The day rate, a daily charter rate for the equipment, is recognized for the amount of time the equipment is under charter during the period. The towing portion of the rate is recognized once the equipment has been placed on our boat to be moved for the customer.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Revenue from unit tow equipment day rate contracts is recognized based on the number of days services are performed during the period.
     Marine manufacturing revenue is recognized based on the completed contract or the percentage-of-completion method depending on the length of the construction period. Ocean going vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterways. CBL uses the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels based on labor hours incurred as a percent of estimated total hours for each vessel.
     CBL uses the completed contract method for barges built for Inland Waterways use which typically have construction periods of 90 days or less. Contracts are considered complete when title has passed, the customer has accepted the vessel and there is no substantial continuing involvement by the Company with the vessel. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue.
     Harbor services, terminal, repair and other revenue are recognized as services are provided.
     Revenue from the Company’s professional service company is recorded primarily on the percentage-of-completion method wherein the direct costs incurred to date over the estimated total direct costs of a contract times the total revenues under the contract determines revenues to be recorded for any contract.
EXPENSE ESTIMATES FOR HARBOR AND TOWING SERVICE CHARGES
     Harbor and towing service charges are estimated and recognized as services are received. Estimates are based upon recent historical charges by specific vendor for the type of service charge incurred and upon published vendor rates. Service events are recorded by vendor and location in our barge tracking system. Vendor charges can vary based upon the number of boat hours required to complete the service, the grouping of barges in vendor tows and the quantity of man hours and materials required.
EXPENSE ESTIMATES FOR UNBILLED BOAT AND BARGE MAINTENANCE CHARGES
     Many boat and barge maintenance activities are necessarily performed as needed to maximize the in-service potential of our fleets. Many of these services are provided by long time partners located along the entire length of the Inland Waterways. Estimates are therefore required for unbilled services at any period end in order to record services as they are received. Estimates are based upon historical trends and recent charges.
INSURANCE CLAIM LOSS DEDUCTIBLES AND SELF INSURANCE
     Liabilities for insurance claim loss deductibles include accruals of personal injury, property damage, cargo damage and accident claims. These accruals are estimated based upon historical experience with similar claims. The estimates are recorded upon the first report of a claim and are updated as new information is obtained. The amount of the liability is based on the type and severity of the claim and an estimate of future claim development based on current trends and historical data.
EMPLOYEE BENEFIT PLANS
     Assets and liabilities of our defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized, impacting our results of operations. The Company is self-insured up to $250 per individual for medical benefits for current employees, per policy year. The liability for post-retirement medical benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs.
     On December 31, 2009, due to a change in the Company’s vacation policy regarding accrued benefits payable at any point in time, the Company recorded a non-comparable reversal of $1,209 in accrued vacation liability through selling, general and administrative expenses and $419 through cost of goods sold.
RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances. For the Company these items primarily include all assets and liabilities of the Company at the December 21, 2010 Acquisition date. From time to time the Company also evaluates long-lived assets, goodwill and intangible assets for which fair value is determined as part of the related impairment tests. Other than the purchase accounting adjustments described in Note 14 there were no significant adjustments to fair value or fair value measurements required for non-financial assets or liabilities.
     Fair value is defined by accounting standards as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value should be based on assumptions that market participants would use when pricing the asset or liability. This accounting standard establishes a fair value hierarchy known as “the valuation hierarchy” that prioritizes the information used in measuring fair value as follows:
     Level 1 Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
     Level 2 Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.
     Level 3 Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now contained in Accounting Standards Codification (“ASC”) Section 715, “Compensation — Retirement Benefits”. The standard requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures. Most of the provisions of the revised standard were previously adopted in 2006 with the impacts as disclosed in previous filings. The standard also required, beginning in 2008, a change in the measurement date of its postretirement benefit plans to December 31 versus the September 30 measurement date used previously. This provision was adopted as of January 1, 2008, and resulted in a charge of $828 ($518 after-tax). This amount was recorded as an adjustment to retained earnings in January 2008.
     Subsequent to July 2009 the FASB has issued additional Accounting Standards Updates. Several were technical corrections to the codification. ASU’s considered to have a potential impact on the Company where the impact is not yet determined are discussed as follows.
     In January 2010, the FASB issued new guidelines and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures for purchases, sales, issuances, and settlements on a gross basis for Level 3 fair value measurements. We do not anticipate the adoption of this guidance to materially impact the Company. These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2010.
NOTE 2. DEBT

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2010	2009
Revolving Credit Facility	$150,310	$154,518
2017 Senior Notes	200,000	200,000
Less Original Issue Discount	—	(9,099)
Plus Purchase Premium	34,842
EBDG Note	—	114

Total Debt	385,152	345,533
Less Current Portion of Long Term Debt	—	114

Long Term Debt	$385,152	$345,419

     Subsequent to the Acquisition, on December 21, 2010, the Company entered into a new the credit agreement, consisting of a senior secured asset-based revolving credit facility (“Existing Credit Facility”) in an aggregate principal amount of $475,000 with a final maturity date of December 21, 2015. Proceeds of the Existing Credit Facility are available for use by the Company and, subject to certain limitations, their subsidiaries for working capital and general corporate purposes, including funding of certain amounts paid by the Company in connection with the Acquisition. At the Acquisition, proceeds of the Existing Credit Facility were used, in part, to fund the liquidation of the Company’s previous facility and certain expenses associated with the Acquisition.
     The Borrowers may use the Existing Credit Facility in connection with the issuance of letters of credit up to $50,000. Availability under the Existing Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Borrowers’ vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Existing Credit Agreement. The Company is currently prohibited from incurring more than $390,000 of indebtedness under the Existing Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the 2017 Notes are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the 2017 Notes is replaced or amended or otherwise modified in a manner such that such additional borrowings would be permitted. At the Borrowers’ option, the Existing Credit Facility may be increased by $75,000, subject to certain requirements set forth in the Credit Agreement.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In accordance with the Security Agreement, the Borrowers’ obligations under the Credit Agreement are secured by, among other things, a lien on substantially all of their tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of ACL’s wholly owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.
     Borrowings under the Credit Agreement bear interest, at the Borrowers’ option, at either (i) an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin will, depending on average availability under the Existing Credit Facility, range from 2.00% to 2.50% in the case of base rate loans and 2.75% to 3.25% in the case of LIBOR rate loans. Interest is payable (a) in the case of base rate loans, monthly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months. A commitment fee is payable monthly in arrears at a rate per annum equal to 0.50% of the daily unused amount of the commitments in respect of the Existing Credit Facility. The Borrowers, at their option, may prepay borrowings under the Existing Credit Facility and re-borrow such amounts, at any time (subject to applicable borrowing conditions) without penalty, in whole or in part, in minimum amounts and subject to other conditions set forth in the Existing Credit Facility. For any period that availability is less than a certain defined level set forth in the Credit Agreement and until no longer less than such level for a 30-day period, the Credit Agreement imposes several financial covenants on CBL and its subsidiaries, including (a) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.1 to 1; and (b) a maximum first lien leverage ratio of 4.25 to 1.0. The Credit Agreement requires that CBL and its subsidiaries comply with covenants relating to customary matters (in addition to those financial covenants described above), including with respect to incurring indebtedness and liens, using the proceeds received under the Credit Agreement, transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness, and paying dividends.
     On February 20, 2009, ACL signed an amendment (“Amendment No. 6”) to the then-existing credit facility extending the maturity to March 31, 2011. The Company was a guarantor of Amendment No. 6. The extended facility initially provided a total of $475,000 in credit availability. The facility was set to reduce credit availability to $450,000 on December 31, 2009, and to $400,000 on December 31, 2010. Fees for Amendment No. 6 totaled approximately $21,200. These fees were initially capitalized and were included in Other Assets at the date of the transaction in the consolidated balance sheet and were being amortized over the life of the amended facility. Amendment No. 6 contained more stringent covenants as to fixed charge coverage and consolidated leverage ratio and placed limitations on annual capital expenditures. The facility initially bore interest at a LIBOR floor of 3% plus a 550 basis point spread. Per the agreement the spread rate was set to increase by 50 basis points every six months during the term of the agreement.
     On July 7, 2009, CBL issued $200,000 aggregate principal amount of senior secured second lien 12.5% notes due July 15, 2017 (the “Notes”). The issue price was 95.181% of the principal amount of the Notes ($9,638 discount at issuance date), resulting in an effective interest rate of approximately 13.1%. The Notes are guaranteed by ACL and by all material existing and future domestic subsidiaries of CBL. Simultaneously with CBL’s issuance of the notes, ACL closed a new four year $390,000 senior secured first lien asset-based revolving credit facility (the “Credit Facility”) also guaranteed by CBL, ACL and certain other direct wholly owned subsidiaries of CBL. Proceeds from the Notes, together with borrowings under the Credit Facility, were used to repay ACL’s existing credit facility, to pay certain related transaction costs and expenses and for general corporate purposes.
     The Notes and Existing Credit Facility have no maintenance covenants unless borrowing availability is generally less than $59,375. This is $180,315 less than the availability at December 31, 2010. Should the springing covenants be triggered in the Notes and Credit Facility the leverage calculation includes only first lien senior debt, excluding debt under the Notes. The Notes and Credit Facility also provide flexibility to execute sale leasebacks, sell assets, and issue additional debt to raise additional funds. In addition the Notes and Credit Facility place no restrictions on capital spending, but do limit the payment of dividends.
     The Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended, to purchasers in the United States and in accordance with Regulation S under the Securities Act to purchasers outside of the United States. The Notes were subsequently registered under the Securities Act. In October 2009 CBL completed the filing of a Registration Statement on Form S-4 to meet the registration rights requirements it assumed under the Rule 144A private placement of Notes completed on July 7, 2009. In December 2009 an amended registration statement became effective and the contemplated exchange offer was completed on January 22, 2010.
     In the partial year ended December 21, 2010 the Company wrote off $8,701 representing the unamortized balance of debt issuance costs related to its immediately then-existing July 2009 credit agreement which was replaced by the Existing Credit Facility.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In the third quarter of 2009, the Company wrote-off $17,659 representing the unamortized balance of debt issuance costs related to a prior revolving credit facility.
     During all periods presented the Company has been in compliance with the respective covenants contained in its credit agreements.
     The principal payments of long-term debt outstanding as of December 31, 2010, over the next five years and thereafter are as follows.

2011	$—
2012	—
2013	150,310
2014	—
2015	—
Thereafter	200,000

350,310
Unamortized debt premium	34,842

$385,152

NOTE 3. INCOME TAXES
     CBL’s operating entities are primarily single member limited liability companies that are owned by a corporate parent, and are subject to U.S. federal and state income taxes on a combined basis. Currently tax years 2007 to 2010 have not been examined by tax authorities.
     The components of income tax expense, exclusive of income tax expense associated with discontinued operations, follow.

	Successor Company	Predecessor Company
	2010	2009	2008
Income taxes currently payable
Federal	$(15,104)	$(4,269)	$9,842
State	(811)	181	934

	(15,915)	(4,088)	10,776

Deferred income tax expense (benefit)
Federal	20,106	2,478	14,804
State	1,977	462	1,663

	22,083	2,940	16,467

Total income taxes	$6,168	$(1,148)	$27,243

Income tax attributable to other comprehensive income (loss):	$(1,517)	$11,928	$(15,205)
Income tax computed at federal statutory rates reconciled to income tax expense exclusive of income tax expense associated with discontinued operations as follows.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor Company	Predecessor Company
	December 22 to	January 1 to	Successor Company
	December 31, 2010	December 21, 2010	2009	2008
Tax at federal statutory rate	$(2,103)	$3,146	$(6,583)	$26,203
State income taxes, net	41	(188)	(316)	1,701
Other:
Prior year taxes	—	1,346	224	(673)
Acquisition Costs	2,690	1,104	—	—
Other miscellaneous items	—	132	(254)	109

Total income tax expense	$628	$5,540	$(6,929)	$27,340

     The components of deferred income taxes included on the balance sheet are as follows.

	December 31,	December 31,
	2010	2009
DEFERRED TAX ASSETS:
Reserve for bad debts	$1,940	$1,942
Inventory adjustments	365	(153)
Employee benefits and compensation	7,550	772
Loss on Houston Office Closure	—	1,370
Other accruals	(131)	(283)
Warranty accruals	348	143

CURRENT DEFERRED TAX ASSET	$10,072	$3,791

Net Operating Loss Carryback	$12,289	$20,439
Accrued claims	720	2,789
Accrued pension — ACL plan long-term	11,793	9,804
Deferred gains	1,413	2,444
Accrued post-retirement medical	1,366	2,004
Stock compensation	723	4,327
Temporary differences due to income recognition timing	221	81
Sale of Summit	125	260
Charitable contribution carryforward	122	—
AMT credit	1,594	2,472

TOTAL DEFERRED TAX ASSETS	$40,438	$48,411

DEFERRED TAX LIABILITIES
Domestic property	$(93,802)	$(80,587)
Equity investments in domestic partnerships and limited liability companies	(223)	(267)
Long term leases	(1,245)	(887)
Prepaid insurance	(287)	(294)
Software	(1,167)	(1,026)
Gain on Fuel Futures	(1,094)	(1,791)
Goodwill	(72)	99
Purchase Accounting	(141,127)	—

TOTAL DEFERRED TAX LIABILITIES	$(239,017)	$(84,753)

NET DEFERRED TAX LIABILITY	$(198,579)	$(36,342)

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4. EMPLOYEE BENEFIT PLANS
     CBL sponsors or participates in defined benefit plans covering most salaried and hourly employees. Effective February 1, 2007, for non-represented salaried and hourly employees, and February 19, 2007, for represented employees, the defined benefit plan was closed to new employees. The plans provide for eligible employees to receive benefits based on years of service and either compensation rates or at a predetermined multiplier factor. Contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Plan assets consist primarily of common stocks, corporate bonds, and cash and cash equivalents.
     In addition to the defined benefit pension and related plans, CBL has a defined benefit post-retirement healthcare plan covering certain full-time employees. The plan provides medical benefits and is contributory. Retiree contributions are adjusted annually. The plan also contains other cost-sharing features such as deductibles and coinsurance. The accounting for the healthcare plan anticipates future cost-sharing changes to the written plan that are consistent with CBL’s expressed intent to increase the retiree contribution rate annually. In 2003 CBL modified the post-retirement healthcare plan by discontinuing coverage to new hires and current employees who had not reached age 50 by July 1, 2003, and by terminating the prescription drug benefit for all retirees as of January 1, 2004.
     CBL also sponsors a contributory defined contribution plan (“401k”) covering eligible employee groups. Contributions to such plans are based upon a percentage of employee contributions and were $3,506, $3,924 and $4,046 in 2010, 2009 and 2008, respectively, representing a match of up to 4% of the employee’s contribution. (Successor Company expense $80.)
     Certain employees are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit pension plan. Contributions to the plan, which are based upon a union contract, were approximately $253, $291 and $251 in 2010, 2009 and 2008, respectively. (Successor Company expense $7.) In addition there was an accrual of $2,130 made in 2007 to buy out the remaining obligations of a union pension program which was reversed in 2008 as a result of a 2008 settlement with the represented employees. Subsequent to the Acquisition as part of the purchase price allocation a liability of $3,497 was established for the estimated present value of our obligations to the plan. On March 18, 2011 ACL Transportation Services LLC filed a declaratory judgment action seeking a declaration that ACL be allowed to withdraw from the plan and be assessed withdrawal liability. The estimate established in purchase accounting is the estimate of the withdrawal liability.
     See “Recently Issued Accounting Standards” in Note 1 for a discussion of a provision contained in ASC Section 715, “Compensation — Retirement Benefits,” which was adopted in 2008.
     A summary of the pension and post-retirement plan components follows.

COMMERCIAL BARGE LINE COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Plan
	Successor Company December 31, 2010	Predecessor Company December 31, 2009
Accumulated Benefit Obligation, End of Year	$185,552	$166,548

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation, beginning of period	$171,002	$167,440
Service cost	4,487	5,366
Interest cost	10,424	9,945
Actuarial (gain) loss	11,399	(3,428)
Benefits paid	(7,620)	(8,321)

Projected benefit obligation, end of period	$189,692	$171,002

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$144,837	$130,997
Actual return on plan assets	21,002	20,651
Company contributions	—	1,510
Benefits paid	(7,619)	(8,321)

Fair value of plan assets, end of period	$158,220	$144,837

Funded status	$(31,472)	$(26,165)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(31,472)	(26,165)

Net amounts recognized	$(31,472)	$(26,165)

AMOUNTS RECOGNIZED IN CONSOLIDATED OTHER COMPREHENSIVE INCOME:
Net actuarial (gain) loss	$—	$7,179
Prior service cost	—	416

Total	$—	$7,595

Measurement date	December 31, 2010	December 31, 2009

COMMERCIAL BARGE LINE COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Retirement Plan
	Successor Company December 31, 2010	Predecessor Company December 31, 2009
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of period	$5,931	$8,477
Service cost	12	22
Interest cost	278	414
Plan participants’ contributions	337	397
Actuarial gain	(1,996)	(2,756)
Benefits paid	(440)	(623)

Benefit obligation, end of period	$4,122	$5,931

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$—	$—
Employer contributions	103	226
Plan participants’ contributions	337	397
Benefits paid	(440)	(623)

Fair value of plan assets, end of period	$—	$—

FUNDED STATUS:

Funded status	$(4,122)	$(5,931)

AMOUNTS RECOGNZED IN THE CONSOLIDATED BALANCE SHEETS:
Noncurrent assets	$—	$—
Current liabilities	(476)	(582)
Noncurrent liabilities	(3,646)	(5,349)

Net amounts recognized	$(4,122)	$(5,931)

AMOUNTS RECOGNIZED IN CONSOLIDATED OTHER COMPREHENSIVE INCOME:
Net actuarial gain	$—	$(4,654)

Measurement date	December 31, 2010	December 31, 2009

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2010	2009	2008
Pension:
Service cost	$4,487	$5,366	$5,320
Interest cost	10,424	9,945	9,520
Expected return on plan assets	(12,519)	(12,381)	(12,187)
Amortization of prior service cost	56	56	57

Net periodic benefit cost	$2,448	$2,986	$2,710

Additional 4th quarter 2007 accrual of expense for measurement date change	$—	$—	$726
Acquisition accounting adjustment	$(10,454)	$—	$—

Net (gain) loss	$2,915	$(11,698)	$28,537
Prior service cost	(10,095)	—	—
Recognized prior service cost	(415)	(56)	(56)

Total recognized in other comprehensive income (before tax effects)	$(7,595)	$(11,754)	$28,481

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$(5,147)	$(8,768)	$31,917

Amounts expected to be recognized in net periodic cost in the coming year:
Prior service cost recognition	$—	$56	$56

Post-retirement:
Service cost	$12	$22	$45
Interest cost	278	414	501
Amortization of net actuarial gain	(1,325)	(735)	(421)
Adjustment for prior benefit payment overstatement	—	109	—

Net periodic benefit cost	$(1,035)	$(190)	$125

Additional 4th quarter 2007 accrual of expense for measurement date change	$—	$—	$102
Acquisition accounting adjustment	$5,324	$—	$—

Net gain	$(1,996)	$(2,756)	$(811)
Recognized prior service cost	6,649	735	421

Total recognized in other comprehensive income (before tax effects)	$4,653	$(2,021)	$(390)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$3,618	$(2,211)	$(163)

Amounts expected to be recognized in net periodic cost in the coming year:
Gain recognition	$—	$(1,041)	$(385)

Note:	The 2010 year for purposes of this table has not been bifurcated due to the insignificance of separate Successor Company amounts to the 2010 year.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Subsequent to the Acquisition the amounts that had previously been recorded in other comprehensive income until their recognition were part of the fair value recognition in the push-down of the purchase price allocation.
Weighted-average assumptions

	2010	2009
Pension:
Discount rate — benefit cost	6.175%	6.10%
Discount rate — benefit obligation	5.705%	6.175%
Expected return on plan assets	8.25%	8.25%
Rate of compensation increase	4% for 2011	2% for 2010
	3% thereafter	4% thereafter
     The following table presents the fair value of plan assets by asset category. All fair values are based on quoted prices in active markets for identical assets (Level 1).

	Fair Value at	Fair Value at
	December 31, 2010	December 31, 2009
Equity securities — large cap fund	$—	$36,063
Equity securities — S&P 500 index fund	42,793	—
Equity securities — small/mid cap fund	11,082	11,412
Equity securities — world fund	15,477	18,039
Debt securities — high yield bond fund	12,468	9,280
Debt securities — long duration bond fund	30,912	51,103
Debt securities — core fixed income fund	29,050	—
Debt securities — emerging markets debt fund	5,925	8,717
Other assets — opportunity collective fund	10,513	—
Cash	—	10,223

Total	$158,220	$144,837

     CBL employs a historical market and peer review approach in determining the long term rate of return for plan assets. Historical markets are studied and long term historical relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long term capital market assumptions are determined. The long term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

	2010	2009
Post-retirement:
Discount rate — benefit cost	6.175%	6.10%
Discount rate — benefit obligation	5.705%	6.175%
     The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 10.0% for the current year, decreasing gradually to a 5.0% trend rate by 2016 and remaining at that level thereafter. A 1% decrease in the discount rate would have increased the net periodic benefit cost for 2010 by $1,000 and increased the year-end accumulated postretirement benefit obligation by $3,000.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investment Policies and Strategies
     CBL employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small, mid and large capitalizations. During normal market environments target allocations are maintained through monthly rebalancing procedures but may be altered due to existing market conditions or opportunities. Derivatives may be used to gain market exposure in an efficient and timely manner. To the extent that the non-derivative component of a portfolio is exposed to clearly defined risks, and derivative contracts exist which can be used to reduce those risks, the investment managers are permitted to use such derivatives for hedging purposes. For example, derivatives can be used to extend the duration of the portfolio via interest rate swaps. Investment risk is measured and monitored on an ongoing basis through daily, monthly and annual asset/liability analysis, periodic asset/liability studies and timely investment portfolio reviews.
Contributions and Payments
     The post-retirement medical benefit plan is unfunded. CBL expects to pay approximately $489 in medical benefits under the plan in 2011, net of retiree contributions. The pension plan is funded and held in trust. CBL expects to contribute $4,750 to the pension plan in 2011. The expected payments to plan participants are as follows.

		Post-Retirement
	Pension Plan	Medical Plan
2011	$7,442	$489
2012	8,210	513
2013	8,954	532
2014	9,892	534
2015	10,613	503
Next 5 years	62,852	1,860

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5. LEASE OBLIGATIONS
     CBL leases operating equipment, buildings and data processing hardware under various operating leases and charter agreements, which expire from 2011 to 2075 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was $21,619, $23,518 and $25,811 for fiscal years 2010, 2009 and 2008, respectively. (Successor Company expense $612.)
     At December 31, 2010, obligations under CBL’s operating leases with initial or remaining non-cancellable lease terms longer than one year and capital leases were as follows.

						2016
	2011	2012	2013	2014	2015	and after
Operating Lease Obligations	$23,370	$17,976	$14,773	$12,668	$9,673	$52,915
     CBL incurred interest expense related to capital leases of $22, $65 and $0 for fiscal years 2010, 2009 and 2008, respectively. (No Successor Company expense.)
NOTE 6. RELATED PARTY TRANSACTIONS
     There were no related party freight revenues in the three year period ended December 31, 2010 and there were no related party receivables included in accounts receivable on the consolidated balance sheets at December 31, 2010 or 2009 except contained in the caption Accounts Receivable Intercompany, related to the receivable from Finn Holding Company related to the Acquisition. The $14,284 portion of the funding of the Acquisition purchase price represented the intrinsic value of the share-based compensation for certain non-executive level employees. Per the share-based compensation plan, which was assumed by Finn (See Note 12), on a change of control, as defined in the American Commercial Lines 2008 Omnibus Incentive Plan, outstanding awards either vested and paid or had to be rolled over to equity of the acquirer. The payout of the non-executive level employees was paid with proceeds of an advance on the Company’s credit facility. The amount of the advance is shown as a receivable from Finn.
NOTE 7. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
     The carrying amounts and fair values of CBL’s financial instruments are as follows:

	Successor Company December 31, 2010		Predecessor Company December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Fuel Hedge Swap Receivables	$166	$166	$4,779	$4,779
Liabilities:
Revolving Credit Facility	150,310	150,310	154,518	154,518
2017 Senior Notes	234,842	235,000	200,000	208,000
EBDG Note	—	—	114	114
     The fuel hedge swaps are valued at quoted market rates for identical instruments, or Level 1 inputs as to fair value. The carrying value of the revolving credit facility bears interest at floating rates and therefore approximates its fair value. The 2017 Senior Notes are based on quoted market rates at December 31, 2010.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short term maturity of these instruments.
Fuel Price Risk Management
     CBL has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time CBL has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. Beginning in December 2007 the Company began entering into fuel price swaps with commercial banks. In 2010 settlements occurred on contracts for 20,527,000 gallons and a net gain of $3,389 (no gain for Successor Company in 2010) which was recorded as a decrease to fuel expense, a component of cost of sales, as the fuel was used. In 2009 settlements occurred on contracts for 17,432,000 gallons and a net loss of $11,792 which was recorded as an increase to fuel expense, a component of cost of sales, as the fuel was used. In 2008 settlements occurred on 9,515,000 gallons at a net loss of $867 was recorded to increase cost of sales as the fuel was used. The fair value of unsettled fuel price swaps is listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the fuel hedged is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). The amounts in other comprehensive income are expected to be recorded in income in 2011 as the underlying gallons are used. Hedge ineffectiveness is recorded in income as incurred.

		Fair Value of Measurements
		at Reporting Date
		Using Markets for
Description	12/31/2010	Identical Assets (Level 1)

Fuel Price Swaps	$166	$166
     At December 31, 2010, the increase in the fair value of the financial instruments is recorded as a net receivable of $166 in the consolidated balance sheet. and $104 as a net of tax deferred gain in other comprehensive income in the consolidated balance sheet less hedge ineffectiveness. Hedge ineffectiveness resulted in no change to fuel expense in the fourth quarter of 2010, in a reduction of fuel expense of $738 in the fourth quarter 2009 and $1,518 for the year 2009. The fair value of the fuel price swaps is based on quoted market prices. 7,638,000 gallons were hedged under open fuel swap contracts which be settled between January 2011 and December 2011. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Dollars
Fuel Price Swaps at December 31, 2009	17,928	$4,779
1st Quarter 2010 Fuel Hedge Expense	(5,302)	(981)
1st Quarter 2010 Changes	3,001	546
2nd Quarter 2010 Fuel Hedge Expense	(3,881)	(814)
2nd Quarter 2010 Changes	3,087	(2,397)
3rd Quarter 2010 Fuel Hedge Expense	(4,547)	(205)
3rd Quarter 2010 Changes	3,550	1,687
4th Quarter 2010 Fuel Hedge Expense	(6,797)	(1,388)
4th Quarter 2010 Changes	599	1,692
4th Quarter 2010 Purchase Accounting	—	(2,753)

Fuel Price Swaps at December 31, 2010	7,638	$166

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8. CONTINGENCIES
     A number of legal actions are pending against CBL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on CBL’s consolidated statements of operations, balance sheets and cash flows.
     Stockholder litigation. On October 22, 2010, a putative class action lawsuit was commenced against ACL, the direct parent of the Company, ACL’s directors, Platinum Equity LLC (“Platinum Equity”), Finn and Merger Sub in the Court of Chancery of the State of Delaware. The lawsuit is captioned Leonard Becker v. American Commercial Lines Inc., et al, Civil Action No. 5919-VCL. Plaintiff amended his complaint on November 5, 2010, prior to a formal response from any defendant. On November 9, 2010, a second putative class action lawsuit was commenced against us, our directors, Platinum Equity, Finn and Merger Sub in the Superior/Circuit Court for Clark County in the State of Indiana. The lawsuit is captioned Michael Eakman v. American Commercial Lines Inc., et al., Case No. 1002-1011-CT-1344. In both actions, plaintiffs allege generally that our directors breached their fiduciary duties in connection with the Transaction by, among other things, carrying out a process that they allege did not ensure adequate and fair consideration to our stockholders. They also allege that various disclosures concerning the Transaction included in the Definitive Proxy Statement are inadequate. They further allege that Platinum Equity aided and abetted the alleged breaches of duties. Plaintiffs purport to bring the lawsuits on behalf of the public stockholders of the Company and seek equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and attorneys’ fees and costs, among other relief. The Company believes the lawsuits are without merit. On December 3, 2010, counsel for the parties in the Delaware action entered into a Memorandum of Understanding (“MOU”) in which they agreed on the terms of a settlement of the Delaware litigation, which includes the supplementation of the Definitive Proxy Statement and the dismissal with prejudice of all claims against all of the defendants in both the Delaware and Indiana actions. The proposed settlement is conditional upon, among other things, the execution of an appropriate stipulation of settlement and final approval of the proposed settlement by the Delaware Court of Chancery. Counsel for the named plaintiffs in both actions agreed to stay the actions pending consideration of final approval of the settlement in the Delaware Court of Chancery. Assuming such approval, the named plaintiffs in both actions would dismiss their respective lawsuits with prejudice against all defendants. In connection with the settlement agreed upon in the MOU, the parties contemplate that plaintiffs’ counsel will seek an award of attorneys’ fees and expenses as part of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court of Chancery will approve the settlement as stipulated by the parties. In such event, the proposed settlement as contemplated by the MOU may be terminated.
     We have been involved in the following environmental matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party (“PRP”) under applicable federal and state laws.
     Collision Incident, Mile Marker 97 of the Mississippi River. ACL and American Commercial Lines LLC, a wholly-owned subsidiary of CBL, (“ACLLLC”), have been named as defendants in the following putative class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action Lawsuits”): Austin Sicard et al on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008; and Alvin McBride, on behalf of himself and all others similarly situated v. Laurin Maritime (America) Inc.; Whitefin Shipping Co. Ltd.; D.R.D. Towing Co. LLC; American Commercial Lines Inc.; The New Orleans-Baton Rouge Steamship Pilots Association, Case No. 09-cv-04494 B, filed on July 24, 2009. The McBride v. Laurin Maritime, et al. action has been dismissed with prejudice because it was not filed prior to the deadline set by the Court. The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing Company L.L.C. (“DRD”), an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The Class Action Lawsuits include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic, compensatory and punitive damages for claims of negligence, trespass and nuisance. The Class Action Lawsuits were stayed pending the outcome of the two actions filed in the United States District Court for the Eastern District of Louisiana seeking exoneration from, or limitation of, liability related to the incident as discussed in more detail below. All claims in the class actions have been settled with payment to be made from funds on deposit with the court in the IINA interpleader, mentioned below. IINA is

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DRD’s primary insurer. The settlement is agreed to by all parties and we are awaiting final approval from the court and a dismissal of all lawsuits against all parties, including our company, with prejudice. Claims under OPA 90 were dismissed without prejudice. There is a separate administrative process for making a claim under OPA 90 that must be followed prior to litigation. We are processing OPA 90 claims properly presented, documented and recoverable. We have also received numerous claims for personal injury, property damage and various economic damages, including notification by the National Pollution Funds Center of claims it has received. Additional lawsuits may be filed and claims submitted. The claims that remain for personal injury are by the three DRD crewmen on the vessel at the time of the incident. Two crew members have agreed to a settlement of their claims to be paid from the funds on deposit in the interpleader action mentioned below. We are in early discussions with the Natural Resource Damage Assessment Group, consisting of various State and Federal agencies, regarding the scope of environmental damage that may have been caused by the incident. Recently Buras Marina filed suit in the Eastern District of Louisiana in Case No. 09-4464 against the Company seeking payment for “rental cost” of its marina for cleanup operations. ACL and ACLLLC have also been named as defendants in the following interpleader action brought by DRD’s primary insurer IINA seeking court approval as to the disbursement of the funds: Indemnity Insurance Company of North America v. DRD Towing Company, LLC; DRD Towing Group, LLC; American Commercial Lines, LLC; American Commercial Lines, Inc.; Waits Emmet & Popp, LLC, Daigle, Fisse & Kessenich; Stephen Marshall Gabarick; Bernard Attridge; Austin Sicard; Lamont L. Murphy, individually and on behalf of Murphy Dredging; Deep Delta Distributors, Inc.; David Cvitanovich; Kelly Clark; Timothy Clark, individually and on behalf of Taylor Clark, Bradley Barrosse; Tricia Barrosse; Lynn M. Alfonso, Sr.; George C. McGee; Sherral Irvin; Jefferson Magee; and Acy J. Cooper, Jr., United States District Court, Eastern District of Louisiana, Civil Action 08-4156, Section “I-5,” filed on August 11, 2008. DRD’s excess insurers, IINA and Houston Casualty Company intervened into this action and deposited $9,000 into the Court’s registry. ACLLLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. We have also filed a declaratory judgment action against DRD seeking to have the contracts between them declared “void ab initio”. Trial has been set for August of 2011 and discovery has begun. We participated in the U.S. Coast Guard investigation of the matter and participated in the hearings which have concluded. A finding has not yet been announced. We have also made demand on DRD (including its insurers as an additional insured) and Laurin Maritime for reimbursement of cleanup costs, defense and indemnification. However, there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities are significant, we believe our company has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost.
     At December 31, 2010, approximately 625 employees of the Company’s manufacturing segment were represented by a labor union under a contract that expires in April 2013.
     At December 31, 2010, approximately 20 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expired March 14, 2011, after a short extension for negotiations. We have unilaterally implemented new contract terms, mostly terms agreed with the UMW, and the employees continue to work without interruption.
     Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future.
NOTE 9. BUSINESS SEGMENTS
     CBL has two significant reportable business segments: transportation and manufacturing. The caption “All other segments” currently consists of our services company, which is much smaller than either the transportation or manufacturing segment. ACL’s transportation segment includes barge transportation operations and fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the Inland Waterways. The manufacturing segment constructs marine equipment for external customers as well as for CBL’s transportation segment. All of the Company’s international operations, civil construction and environmental consulting services are excluded from segment disclosures due to the reclassification of those operations to discontinued operations (see Note 13).
     Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. Intercompany sales are transferred at the lower of cost or fair market value and intersegment profit is eliminated upon consolidation.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total
Predecessor Company
January 1, 2010 to December 21, 2010
Total revenue	$613,939	$117,641	$7,688	$(33,461)	$705,807
Intersegment revenues	874	32,587	—	(33,461)	—

Revenue from external customers	613,065	85,054	7,688	—	705,807
Operating expense
Materials, supplies and other	212,567	—	—	—	212,567
Rent	20,222	—	—	—	20,222
Labor and fringe benefits	122,462	—	—	—	122,462
Fuel	117,372	—	—	—	117,372
Depreciation and amortization	41,737	—	—	—	41,737
Taxes, other than income taxes	11,741	—	—	—	11,741
Gain on Disposition of Equipment	(9,021)	—	—	—	(9,021)
Cost of goods sold	—	82,504	3,048	—	85,552

Total cost of sales	517,080	82,504	3,048	—	602,632
Selling, general & administrative	40,882	2,667	4,325	—	47,874

Total operating expenses	557,962	85,171	7,373	—	650,506

Operating income	$55,103	$(117)	$315	$—	$55,301

Property additions	$56,276	$1,486	$36	$—	$57,798

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total
Successor Company
December 22, 2010 to December 31, 2010
Total revenue	$19,652	$4,986	$177	$(50)	$24,765
Intersegment revenues	50	—	—	(50)	—

Revenue from external customers	19,602	4,986	177	—	24,765
Operating expense
Materials, supplies and other	6,311	—	—	—	6,311
Rent	570	—	—	—	570
Labor and fringe benefits	3,102	—	—	—	3,102
Fuel	3,986	—	—	—	3,986
Depreciation and amortization	2,532	—	—	—	2,532
Taxes, other than income taxes	330	—	—	—	330
Gain on Disposition of Equipment	—	—	—	—	—
Cost of goods sold	—	4,838	90	—	4,928

Total cost of sales	16,831	4,838	90	—	21,759
Selling, general & administrative	8,029	65	133	—	8,227

Total operating expenses	24,860	4,903	223	—	29,986

Operating income	$(5,258)	$83	$(46)	$—	$(5,221)

Segment assets	$1,159,011	$87,707	$12,553	$—	$1,259,271
Goodwill	$20,470	$—	$—	$—	$20,470
Property additions	$—	$—	$—	$—	$—

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total
Predecessor Company
Year ended December 31, 2009
Total revenue	$621,611	$239,885	$9,715	$(25,184)	$846,027
Intersegment revenues	751	24,339	94	(25,184)	—

Revenue from external customers	620,860	215,546	9,621	—	846,027
Operating expense
Materials, supplies and other	225,647	—	—	—	225,647
Rent	21,715	—	—	—	21,715
Labor and fringe benefits	115,998	—	—	—	115,998
Fuel	122,752	—	—	—	122,752
Depreciation and amortization	48,615	—	—	—	48,615
Taxes, other than income taxes	14,072	—	—	—	14,072
Gain on Disposition of Equipment	(20,282)	—	—	—	(20,282)
Cost of goods sold	—	189,565	3,707	—	193,272

Total cost of sales	528,517	189,565	3,707	—	721,789
Selling, general & administrative	60,740	4,579	4,763	—	70,082
Goodwill Impairment	—	—	—	—	—

Total operating expenses	589,257	194,144	8,470	—	791,871

Operating income	$31,603	$21,402	$1,151	$—	$54,156

Segment assets	$652,831	$67,129	$13,029	$—	$732,989
Goodwill	$2,100	$—	$3,898	$—	$5,998
Property additions	$26,968	$6,141	$117	$—	$33,226

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total
Predecessor Company
Year ended December 31, 2008
Total revenue	$897,272	$284,274	$8,617	$(30,243)	$1,159,920
Intersegment revenues	—	29,480	763	(30,243)	—

Revenue from external customers	897,272	254,794	7,854	—	1,159,920
Operating expense
Materials, supplies and other	304,858	—	—	—	304,858
Rent	23,345	—	—	—	23,345
Labor and fringe benefits	118,737	—	—	—	118,737
Fuel	227,489	—	—	—	227,489
Depreciation and amortization	47,255	—	—	—	47,255
Taxes, other than income taxes	14,855	—	—	—	14,855
Gain on Disposition of Equipment	(954)	—	—	—	(954)
Cost of goods sold	—	242,309	2,080	—	244,389

Total cost of sales	735,585	242,309	2,080	—	979,974
Selling, general & administrative	69,493	2,798	5,245	—	77,536
Goodwill Impairment	—	—	855		855

Total operating expenses	805,078	245,107	8,180	—	1,058,365

Operating income	$92,194	$9,687	$(326)	$—	$101,555

Segment assets	$700,174	$101,877	$37,200	$—	$839,251
Goodwill	$2,100	$—	$3,897	$—	$5,997
Property additions	$89,938	$7,441	$513	$—	$97,892

(1)	Financial data for segments below the reporting thresholds is attributable to a segment that provides architectural design services that was acquired in the fourth quarter 2007.
NOTE 10. QUARTERLY DATA (UNAUDITED)
     All data in the following table reflects the reclassification of Summit to discontinued operations. See Note 13.

	2010
	Predecessor Company				Successor Company
				Oct. 1 -	Dec. 22 -
	1st	2nd	3rd	Dec. 21	Dec. 31	Total
Operating Revenue	$148,296	$164,301	$207,286	$185,924	$24,765	$730,572
Gross Profit	14,712	17,593	32,271	38,598	3,007	106,181
Operating Income	3,092	7,029	20,282	24,898	(5,221)	50,080
Discontinued Operations	—	(2)	—	302	—	300
(Loss) Income From Continuing Operations	(3,480)	(1,363)	5,065	3,228	(6,635)	(3,185)

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor Company 2009
	1st	2nd	3rd	4th	Total
Operating Revenue	$192,705	$218,523	$207,888	$226,911	$846,027
Gross Profit	22,203	23,315	32,357	46,363	124,238
Operating Income	890	7,336	14,057	31,873	54,156
Discontinued Operations	(984)	(831)	(3,404)	(4,811)	(10,030)
(Loss) Income from Continuing Operations	(4,474)	(2,937)	(8,768)	14,151	(2,028)
     CBL’s business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest and seasonal weather patterns.
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Accumulated other comprehensive income (loss) as of December 31, 2010, and December 31, 2009, consists of the following:

	2010	2009
Minimum pension liability, net of tax provision (benefit) of $0 and ($2,847), respectively	$—	$(4,748)
Minimum post retirement liability, net of tax provision of $0 and $1,745, respectively	—	2,909
Gain on fuel hedge, net of tax provision of $64 and $2,529, respectively	104	2,250

	$104	$411

NOTE 12. SHARE-BASED COMPENSATION
     Since January 2005 share-based compensation has been granted to the Company’s employees and, formerly, to the directors of the Company’s parent, ACL, from time to time. The Company had no surviving, outstanding share-based compensation agreements with employees or directors prior to that date. Prior to 2009 share-based awards were made to essentially all employees. Since 2009 the Company has restructured its compensation plans and share-based awards have been granted to a significantly smaller group of salaried employees. ACL had reserved 750,000 ACLI shares (equivalent to approximately 54,000 shares of Finn Holding) for grants to employees and directors under the American Commercial Lines Inc. 2008 Omnibus Incentive Plan (“the Plan”) which in 2008 replaced the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors and the ACL 2005 Stock Incentive Plan. According to the terms of the Plan, forfeited share awards and expired stock options become available for future grants.
     For all share-based compensation, as employees and directors render service over the vesting periods, expense is recorded to the same line items used for cash compensation. Generally, this expense is for the straight-line amortization of the grant date fair market value adjusted for expected forfeitures. Other capital is correspondingly increased as the compensation is recorded. Grant date fair market value for all non-option share-based compensation is the closing market value on the date of grant. Adjustments to estimated forfeiture rates are made when actual results are known, generally when awards are fully earned. Adjustments to estimated forfeitures for awards not fully vested occur when significant changes in turnover rates become evident.
     Effective as of the date of the Acquisition on December 21, 2010, all awards that had been granted to non-executive employees and to the former ACL board members vested and were paid out consistent with certain provisions in the Plans. The payment of the intrinsic value of these awards totaling $14,284 was a part of the consideration paid for the Acquisition and included certain previously vested executive shares. The remaining fair market value at the date of grant for these awards totaling $3,179 was expensed immediately prior to the Acquisition date. Awards previously granted to Company executives under the Plan were assumed by Finn and remained outstanding through December 31, 2010 with no changes in the terms and conditions, except for adjustment to denomination in Finn shares and conversion to time-based vesting as to

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the performance restricted units. At December 31, 2010, 8,799 shares were available under the Plan for future awards.
     During 2010, no share-based compensation awards were made after March 31, 2010. During the quarter ended March 31, 2010 the following share-based awards were issued to directors and employees under the ACL’s 2008 Omnibus Stock Incentive Plan (“Stock Incentive Plan”): stock options for 110,451 ACL shares (approximately 7,924 Finn Holding shares) with an average strike price of $22.01 ($306.81 per option post-conversion), 121,476 restricted stock units (approximately 8,715 post-conversion shares) and 28,413 performance shares (approximately 2,038 post-conversion shares). The terms of all of the awards were essentially the same as prior grants under the Stock Incentive Plan and the American Commercial Lines Equity Award Plan for Employees, Officers and Directors. The fair value of the restricted stock units and performance shares was $22.01 ($306.81 adjusted for the conversion), the closing price on the date of grant. Stock option grant date fair values are determined at the dates of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk-free interest rate, expected term and volatility were respectively 0.0%, 2.7%, 6 years and 175.7% for the majority of the issued options. Certain options issued to the Board of Directors had a slightly shorter expected term. Options granted had a computed average fair value of $14.15 per option ($197.24 post conversion).
     The Company recorded total stock-based employee compensation of $7,464 (including the acceleration of expense for non-executive outstanding awards discussed above), $8,165 for 2009 and $9,284 for 2008. The total income tax benefit recognized was $2,817, $2,952 and $3,376 for 2010, 2009 and 2008, respectively.
     The following table contains information as to the number and related expense and tax benefit associated with remaining share-based compensation at December 31, 2010.

	Non-qualified stock	Restricted stock	Performance restricted
	options	units	stock units
Number outstanding	14,074.5	6,167.0	5,811.0
Weighted average exercise price	$213.03
Previously recognized compensation cost	$755	$688	$641
Income tax benefit	$283	$258	$240
Unrecognized compensation cost	$1,170	$669	$648
Weighted average remaining life for compensation	1.6 years	1.5 years	1.5 years
     The Company has no vested options at December 31, 2010. The weighted average grant date fair value of the 14,074.5 outstanding unvested options at December 31, 2010 was $9.81 ($136.81 adjusted for the conversion). Remaining compensation to be expensed related to these options was $1,170 at December 31, 2010. The weighted average strike price of unvested options was $15.28 ($213.03 adjusted for the conversion). The weighted average remaining life for unvested compensation is slightly less than two years.
     The general characteristics of issued types of share-based awards granted under the Plans through December 31, 2010, are as follows.
     Stock Options - Stock options granted to management employees generally vest over three years in equal annual installments. Stock options granted to board members generally cliff vested in six months. All options issued through December 31, 2010, generally expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. Options outstanding at December 31, 2010, had a remaining weighted average contractual life of approximately 8.6 years.
     Restricted Stock Units — Restricted stock units granted to non-officers generally vest over three years in equal annual installments, while a less significant amount of the grants cliff vest twelve months from date of grant. Restricted stock units granted to officers cliff vest thirty-six months from the date of issuance.
     Performance Share Units — Each year since 2006 performance share units have been awarded to certain senior management personnel. Each grant of units contains specific cumulative three-year-term performance-based criteria which must be met as a condition of award vesting. At the end of each period for which these awards represent potentially dilutive securities, the cumulative performance against the criteria of each outstanding award is separately evaluated based on cumulative performance applicable to

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
each award. The probability of each award’s vesting then is used to determine if the grant should be included in the computation of diluted earnings per share. Awards prior to 2009 were either fully vested or fully forfeited based on achievement of that award’s cumulative target. Prior to the 2009 awards the Compensation Committee of the Board of Directors revised the conditions for vesting, allowing for graded vesting of grants for 2009 and beyond. The new conditions of vesting provide that if performance against the established three-year target is below an 80% achievement level none of the units vest, with 50% vesting at 80% achievement, 75% vesting at 100% achievement and 100% vesting at 120% achievement of the three-year performance criteria. The 2006 awards were forfeited at the conclusion of the performance period in 2009. As of the Acquisition date, performance share units were converted to restricted stock units with the original vesting dates.
NOTE 13. DISCONTINUED OPERATIONS
     During the third quarter of 2009 an impairment charge of $4,400 related to certain intangible assets of Summit was recorded and is included in cost of sales in the table below. On November 30, 2009, CBL sold its investment in Summit for $2,750 cash, a $250 note receivable and certain other receivables. The sale of Summit and the operating results of Summit have been reported as Discontinued Operations net of applicable taxes for all periods presented.
     During 2006, in separate transactions, the Company sold its Venezuelan operations and the operating assets of its operations in the Dominican Republic. These transactions resulted in cessation of all international operations of the Company. For all periods presented, any continuing charges or credits related to the international operations have been reported as Discontinued Operations net of applicable taxes.
     The impact of discontinued operations on earnings per share in all periods presented is disclosed on the consolidated statements of operations. Discontinued Operations, net of tax consist of the following. (No activity occurred in the ten days ended December 31, 2010.)

	2010	2009	2008
Revenue	$—	$23,647	$37,521
Cost of Sales	—	27,816	32,672
Selling, General and Administrative	(287)	3,986	4,371
Goodwill Impairment	—	—	269
Other (Income) Expense	(13)	33	(807)
Loss on Sale of Summit	—	7,453	—

Income (Loss) from Discontinued Operations Before Income Tax	300	(15,641)	1,016
Income Tax (Benefit)	—	(5,611)	388

Income (Loss) from Discontinued Operations	$300	$(10,030)	$628

Note: No Predecessor/Successor breakdown provided for this table due to insignificance.
NOTE 14. ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT
Finn Holding Corporation (owned primarily by certain affiliates of Platinum Equity, LLC) Acquisition of ACL
     On December 21, 2010, Finn Holding Corporation through the merger of Finn Merger Corporation, a wholly-owned subsidiary of Finn Intermediate Holding Corporation, subsequently renamed ACL I Corporation, (both of whom had no other business activity outside the acquisition) with ACL, completed the acquisition of all of the outstanding equity of ACL, which had its common shares publicly traded since October 7, 2005. ACL is the direct parent of the Company. The purchase price has been preliminarily (pending finalization of valuation of certain acquired tangible and intangible assets and liabilities assessment) allocated and pushed down to the Company. The impacts of the purchase accounting fair valuations are reflected in earnings for the ten-day period ended December 31, 2010. The ten-day period after the Acquisition has been bifurcated in these financial statements and indicated by the heading “Successor Company.”

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The funding of the purchase was made by cash of $460,000 invested in ACL I. $317,200 was paid to the transfer agent to purchase all outstanding shares of the Company not held by affiliates of Sam Zell, the largest ACL shareholder. The purchase price was $33.00 per share for the 9,612,110 outstanding shares. $101,077 was also paid to the Zell affiliates for their 3,234,474 shares bringing the total cash invested to $418,277. As further discussed in Note 12 certain participants in the share-based compensation plans of ACL (specifically all non-executive participants, including former board members) were paid a total of $14,284 representing the intrinsic value of their vested and unvested shares at the acquisition date computed by multiplying the number of restricted stock units and performance restricted stock units by $33.00 per unit, with “in the money” non-qualified stock options valued by $33.00 minus the strike prices of the underlying options. This payment was funded by the Company and represents a receivable from Finn on the Company balance sheet at the acquisition date. This brought the total consideration paid to $432,561. In addition ACL I assumed the concurrently funded obligations under the Company’s Existing Credit Facility in the amount of $169,204 including obligation for the payment of $15,170 in debt costs which were paid out of the initial draw down on the Existing Credit Facility. These debt costs were capitalized and will be amortized to interest expense on the effective interest method over the expected life of the Existing Credit Facility. All expenses associated with the transaction ($6,331 in the predecessor period and $7,688 in the successor period in selling, general and administrative expenses) have been expensed by the parties who incurred the expenses. As further discussed in Note 2, the Company had previously issued $200,000 in 2017 maturity, 12.5% face rate senior notes which remain in place. At the acquisition date these publicly traded senior notes were trading at 117.5, yielding a fair market value of $235,000 on the acquisition date.
The summation of the consideration paid is in the following table.

Paid to Zell affilitates	$101,077
Paid to remaining shareholders	317,200
Payments to Share-based comp holders	14,284
Assumed Credit Facility	169,204
Fair value of the 2017 Senior Notes	235,000

Purchase price	$836,765

Allocation of the Purchase Price
     The purchase price has been preliminarily allocated as indicated in the following table based primarily on third party appraisal of the major assets and liabilities. These adjustments to fair value are based on Level 3 inputs as to their fair values. The amounts allocated to goodwill consist primarily of the value of the Company’s assembled workforces in its transportation and manufacturing segments, but has not yet been allocated to those segments at December 31, 2010. The amount of goodwill is not tax deductible.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents	$22,468
Trade receivables acquired at fair value	90,693
Other working capital, net	(29,958)
Land	20,002
Buildings/Land Improvements	42,187
Boats	294,534
Barges	543,403
Construction-in-progress	13,110
Other long-lived tangible assets	67,780
Favorable charter contracts	25,761
Other long term assets	23,841
Equity Investments	5,725
Jeffboat tradename and intangibles	4,500
Unfavorable contracts	(61,300)
Multi-employer pension liability	(3,497)
Pension and post retirement	(35,102)
Net deferred tax liability	(207,852)
Goodwill	20,470

Total	$836,765

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Dispositions and Impairments —
     In November 2009 the Company disposed of its interest in Summit. Due to the sale all results of operations are reflected in discontinued operations. See Note 1 and Note 13. Summit provided environmental and civil construction services.
     During the second quarter 2008, seven boats were identified as held for sale. Based on market conditions at that time five of the seven boats had a current market value less than their respective carrying value and an impairment charge of $430 was recorded in transportation segment cost of sales in the second quarter 2008 to reflect the reduction of their carrying value to estimated fair value. During the third quarter of 2008, five of the boats were sold at a gain of $782 which was included in the transportation segment cost of sales. Nine additional boats were identified as held for sale in the fourth quarter 2008 and resulted in two sales at a net gain of $2,112 in the first quarter of 2009. In the second quarter 2009 one boat was returned to active service. During the third quarter of 2009, the Company continued to assess its ongoing boat power needs and as a result returned four of nine boats previously classified as held for sale to active service, placed ten additional boats into held for sale status and sold three boats which had not previously been held for sale. The sale of the three boats, impairment charges related to ten boats which were moved to held for sale status and other asset disposal activity resulted in a net gain of $15,276 which has been reflected in transportation cost of sales in the consolidated statement of operations. During the fourth quarter 2009, four of the boats held for sale were sold at a small gain. Also during the quarter two additional boats were identified as surplus and placed in held for sale status, bringing to thirteen the number of boats which were being actively marketed. In the first quarter 2010 twelve boats were sold and one returned to service. Three boats were placed into held for sale in the second quarter 2010, which are currently being actively marketed.

		Number of
	Amount	Boats
Balance at January 1, 2009	$4,577	12
1st Quarter 2009 Sales	(908)	(2)
2nd Quarter 2009 Returned to Service	(325)	(1)
3rd Quarter 2009 Additions to Held for Sale	752	10
3rd Quarter 2009 Returned to Service	(1,874)	(4)
4th Quarter 2009 Additions to Held for Sale	1,726	2
4th Quarter 2009 Sales	(417)	(4)

Balance at December 31, 2009	3,531	13
1st Quarter 2010 Returned to Service	(693)	(1)
1st Quarter 2010 Sales	(2,838)	(12)
2nd Quarter 2010 Additions to Held for Sale	1,703	3
4th Quarter 2010 Purchase Accounting	430	—

Balance at December 31, 2010	$2,133	3

     Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated the assets are evaluated for sale or other disposition, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. The recoverability of indefinite-lived intangible assets (i.e. goodwill) is evaluated annually, or more frequently if impairment indicators exist, on a reporting unit basis by comparing the estimated fair value to its carrying value.
     Due primarily to the economic recession’s negative impact on the operating results and cash flows of the Company’s EBDG and Summit reporting units, the Company completed an evaluation of remaining indefinite lived intangible assets and of the long lived assets of these reporting units during the fourth quarter 2008 and third quarter 2009. Goodwill impairment losses of $1,124 were due primarily to increases in the Company’s cost of capital which lowered the discounted cash flow models, resulting in an excess of carrying values over the estimated fair value of the entities at December 31, 2008. The losses were recorded in the fourth quarter 2008 in the amount of $269 related to Summit and $855 related to EBDG. Underlying expected cash flows of the entities had not changed significantly from the acquisition date expectations. As a result of the third quarter 2009 evaluation, all remaining indefinite

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lived intangibles totaling $1,980 on the Summit reporting unit were written off. Additionally, due to a shortfall of the estimated undiscounted cash flows to the recorded asset values, an impairment charge of $2,420 was recorded against certain long lived intangible assets. These two impairment charges, which represented the full remaining value of the Summit indefinite lived intangible and the majority of other intangible assets, totaled $4,400 in the third quarter 2009. This amount and the 2008 Summit goodwill impairment amount are reflected in Discontinued Operations as a result of the subsequent sale of Summit in November 2009. The assets of EBDG were not deemed to be impaired based on the valuation performed in the fourth quarter of 2010.
NOTE 15. EXIT ACTIVITIES
     Since 2008 CBL has executed several cost reduction initiatives. Through reduction in force actions and non-replacement of terminating employees, the Company’s land-based salaried headcount was reduced by more than 23% during 2009. Charges of $3,194 and $1,935 were recorded as a component of selling, general and administrative expense in 2009 and 2008, respectively, related to these actions. Affected employees received their separation pay in equal bi-weekly installments. The number of weeks paid to each employee was determined based on tenure with the Company. At December 31, 2009, the remaining liability was insignificant. During 2010 the Company continued to selectively consolidate and eliminate positions resulting in $467 in current year severance expenses.
     In March 2009 the Company consolidated the majority of the activities that had been performed at the ACL sales office in Houston, Texas to the Jeffersonville, Indiana headquarters office. The consolidation resulted in a charge of $3,655 representing the expected non-cash write-off of leasehold improvements and the estimated net lease exposure related to the former facility. These charges are recorded in the transportation segment’s selling, general and administrative expense in the consolidated statements of operations for the year ended December 31, 2009.

	Date	Amount
Houston rent accrual at March 31, 2009		$976
Initial office closure estimate	1Q 2009	2,130
Additional Houston office closure accrual	2Q 2009	175
Additional Houston office closure accrual	3Q 2009	350
Additional Houston office closure accrual	4Q 2009	1,000
Rent payments (April — December 2009)		(522)

Balance at December 31, 2009		4,109
Additional Houston office closure accrual	2Q 2010	133
Write-off Houston fixed assets and moving expenses	2Q 2010	(2,044)
Houston office lease termination costs	3Q 2010	(1,624)
Asset sales	3Q 2010	55
Rent payments (January — October 2010)		(629)

Balance at December 31, 2010		$—

NOTE 16. SUBSEQUENT EVENTS
     On February 15, 2011 ACL’s parent corporation, ACL I, completed a private placement of $250,000 in aggregate principal amount of 10.625%/11.375% Senior Payment in Kind (“PIK”) Toggle Notes due 2016. Interest on the Senior PIK Toggle Notes the “PIK Notes”) will accrue at a rate of 10.625% with respect to interest paid in cash and a rate of 11.375% with respect to interest paid by issuing additional Notes. Selection of the interest payment method is solely a decision of ACL I. The net of original issue discount proceeds of the PIK Notes offering were used primarily to pay a special dividend to the Company’s stockholder to redeem equity advanced in connection with the acquisition of the Company by certain affiliates of Platinum Equity, LLC and to pay certain costs and expenses related to the Notes Offering. Neither ACL nor ACL I conducts activities outside the Company. These notes are unsecured and not guaranteed by the Company.
     The PIK Notes are not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requirements. The Notes were sold only to qualified institutional buyers under Rule 144A and outside the United States in compliance with Regulation S under the Securities Act.
COMMERCIAL BARGE LINE COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Charges	Additions to/	Balance
	Beginning	To	(Deductions) from	at End
	of Period	Expense	Revenue (a)	of Period
December 31, 2010:	$6,183	$—	$(6,183)	$—
Allowance for uncollectible accounts

December 21, 2010:	$5,182	$1,351	$(350)	$6,183
Allowance for uncollectible accounts

December 31, 2009:	$1,150	$4,427	$(395)	$5,182
Allowance for uncollectible accounts

December 31, 2008:	$1,218	$700	$(768)	$1,150
Allowance for uncollectible accounts

(a)	Write-off of uncollectible accounts receivable and a $6,183 purchase accounting adjustment in 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of December 31, 2010, of our disclosure controls and procedures as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.
     See Management’s Report on Internal Controls over Financial Reporting in Item 8, which is incorporated herein by reference.
     There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal year that has been materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     The following table sets forth the name and age (as of March 15, 2011) of our directors as well as all positions and offices held by the directors, and their term of office.

		Director
Name and Age	Business Experience and Directorships	Since
Eva Kalawski (56)	Eva M. Kalawski has been a director since December 2010. Ms. Kalawski joined Platinum Equity in 1997, is a Partner and serves as Platinum Equity’s General Counsel and Secretary. Ms. Kalawski serves or has served as an officer and/or director of many of Platinum Group’s portfolio companies. Prior to joining Platinum Equity in 1997, Ms. Kalawski was Vice President of Human Resources, General Counsel and Secretary for Pilot Software, Inc. Ms. Kalawski earned a Bachelor’s Degree in Political Science and French from Mount Holyoke College and a Juris Doctor from Georgetown University Law Center.	2010

Mary Ann Sigler (56)	Mary Ann Sigler has been a director since March 2011. Ms. Sigler is the Chief Financial Officer of Platinum Equity. Ms. Sigler joined Platinum Equity in 2004 and is responsible for overall accounting, tax, and financial reporting as well as managing strategic planning projects for the firm. Prior to joining Platinum Equity, Ms. Sigler was with Ernst & Young LLP for 25 years where she was a partner. Ms. Sigler has a B.A. in Accounting from California State University Fullerton and a Masters in Business Taxation from the University of Southern California.	2011
Executive Officers
     The following is a list of our executive officers as of March 15, 2011, their ages as of such date and their positions and offices.

Name	Age	Position
Michael P. Ryan	51	President and Chief Executive Officer
Thomas R. Pilholski	55	Senior Vice President and Chief Financial Officer
Dawn R. Landry	48	Senior Vice President and General Counsel
William A. Braman	58	Chief Operating Officer, Transportation Services
Paul Bridwell	42	Chief Restructuring Officer
     Michael P. Ryan was named President and Chief Executive Officer effective March 1, 2008. In addition, Mr. Ryan was elected to the Board of Directors effective March 1, 2008. He was previously Senior Vice President Sales and Marketing of ACL since November 2005. Mr. Ryan has more than 28 years of combined experience in logistics, sales, marketing and customer service. He spent approximately 22 years in sales and marketing positions of increasing responsibility while at Canadian National Railway Company and CSX Corporation, Inc. and was most recently Senior Vice President and General Manager of McCollister’s Transportation Systems.
     Thomas R. Pilholski was named Senior Vice President and Chief Financial Officer of the Company in March 2008. Prior to joining the Company, Mr. Pilholski served as Chief Executive Officer of S3I, LLC (August 2005 to March 2008), Chief Financial Officer and Senior Vice President of EaglePicher Corporation (February 2002 to July 2005), Chief Financial Officer of Honeywell Consumer Products Group and other executive positions at Honeywell (June 1998 through February 2002), Chief Financial Officer of Zimmer Orthopedic Division, a subsidiary of Bristol Myers Squibb (1992-1997), Director of BMS Audit (1988-1992) and various positions with Price Waterhouse (1977-1988). Mr. Pilholski earned his B.S. and Masters in Accounting Degree from the State University of New York at Binghamton and is a Certified Public Accountant.

     Dawn R. Landry was named Senior Vice President and General Counsel in May 2008. Ms. Landry previously served as Vice President and Chief Operating Officer for Formula Telecom Solutions, Inc., a provider of operating, customer management, billing systems and solutions for telecommunications service and content providers. Ms. Landry served as an attorney with Morris, Manning & Martin, LLP, a commercial law firm representing clients throughout the U.S., and was also an attorney with Blackwell Sanders Peper Martin, LLP, a commercial law firm in the Midwest. Ms. Landry earned her J.D. degree from Creighton University.
     William A. Braman, II was named Senior Vice President and Chief Operating Officer, Transportation Services in July 2010. He joined ACL as Vice President and General Manager, Transportation Services in February 2009. Prior to ACL, Mr. Braman was employed by CSX Transportation, most recently as Division Manager for the northeastern U.S. In that position, he had oversight of 2,000 employees with responsibility for customer service and operational productivity. He started his career with CSX on the ground in 1971 as a switchman in Saginaw, Michigan. From trainmaster to assistant vice president in the automotive sector, to division manager for the northeastern U.S., Mr. Braman has developed teams and programs of transportation excellence in his 38 years with CSX.
     Paul Bridwell was appointed to serve as Chief Restructuring Officer of American Commercial Lines Inc., the parent of Commercial Barge Line Company on January 1, 2011. Most recently, Mr. Bridwell served as Chief Restructuring Officer with The San Diego Union Tribune, a media company, since May 2009. From 2006 until May 2009, Mr. Bridwell served as the Chief Operating Officer for Acument Global Technologies, a leading global fastener manufacturer. Both The San Diego Union Tribune and Acument Global Technologies are companies owned by investment funds managed by affiliates of Platinum Equity, LLC and as such are affiliates of Finn Holding Corporation, the indirect parent of the Company.
Corporate Governance Matters
     On December 21, 2010, ACL, the Company’s direct parent corporation, became an indirect wholly-owned subsidiary of Finn, which is privately held by affiliates of Platinum Equity, LLC and by members of management who together hold less than 1% of Finn’s stock. Shortly thereafter, ACL delisted from NASDAQ and deregistered its common stock under the Exchange Act. On December 21, 2010, all of the ACL directors resigned from their directorships and from all board committees on which they served, and Eva M. Kalawski, General Counsel and Secretary of Platinum Equity, LLC, became the sole director of ACL and the Company. On March 21, 2011, Mary Ann Sigler, Chief Financial Officer of Platinum Equity, LLC, was elected as the second member of the Company’s board of directors.
     Reflecting its status as a wholly owned subsidiary of a privately held corporation, the Company currently has a board of directors comprised of two executive officers of Finn’s private equity sponsor. The Company has established an Audit Committee, but does not have either a compensation committee or a nominating and governance committee and does not anticipate having either in the future.
     Audit Committee. Ms. Sigler currently serves as the sole member of the Audit Committee. Ms. Sigler is an “audit committee financial expert” as defined by the SEC.
     The Audit Committee assists our Board with oversight of integrity of financial statements, adequacy of internal accounting and financial controls, compliance with ethics policies and legal and regulatory requirements, independent auditor’s qualifications, independence and performance and performance of the internal audit function. Our Board has adopted a written charter of the Audit Committee.
     Director Nominations. Currently there is no nominating committee and the Company has no procedures by which security holders may recommend nominees to its board of directors.
     Code of Ethics. The Company has a Code of Ethics which is applicable to all employees of the Company including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on the Company’s website under the New tab at www.aclines.com. The Company intends to post any amendments to or waivers from its Code of Ethics applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer at this location on its website.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
     During 2010, the Compensation Committee of the board of directors of ACL (the “Committee”) was responsible for overseeing the executive compensation program for the Company’s Named Executive Officers. Nils E. Larsen, Emanuel L. Rouvelas and Richard L. Huber, each of whom was an independent, non-employee director as required under the Nasdaq listing standards, served as the Committee’s members during the year.
     On December 21, 2010, ACL became an indirect wholly owned subsidiary of Finn and shortly afterwards delisted from NASDAQ and deregistered its common stock under the Exchange Act. On that date, all of the ACL directors resigned from their directorships and from all board committees, including the Compensation Committee. Eva M. Kalawski became the sole director of ACL and the Company. On March 21, 2011, Mary Ann Sigler was elected as the second member of the Company’s board of directors.
     The board of directors does not expect to have a compensation committee in the future. We anticipate that executive compensation decisions will be made at a higher level of the organization, such as Finn.
     The Company is currently in the process of reviewing its pre-merger compensation policies. We expect there will be changes made to our compensation policies that will affect the future compensation of our Named Executive Officers.
OVERVIEW OF 2010 COMPENSATION
     A significant portion of the compensation for executive officers varies with Company performance. In addition, the value of a portion of the compensation for executive officers in 2010 was tied to the price of ACL stock. As a result of the continued economic downturn, compensation in fiscal 2010 generally remained flat as compared to fiscal 2008 and 2009. Base salaries for most named executive officers were frozen at 2008 levels for fiscal 2009 and 2010. The base salary for Michael P. Ryan, President and CEO, was increased by approximately 6%. At the beginning of 2010, the Committee established threshold performance goals for Company performance under the Annual Incentive Plan which were met.
FISCAL 2010 KEY DEVELOPMENTS
     The following are key developments in 2010 relating to compensation for executive officers:
•	Base salaries for most executive officers remained unchanged in 2010 following the decision by the Committee to freeze base salaries in 2008.

•	In July 2010, the base salary for William A. Braman was increased by approximately 16%, when he was named Senior Vice President and Chief Operating Officer.

•	The following events occurred at the effective date of the Acquisition on December 21, 2010:
•	vested stock options and vested restricted stock units held by our executive officers were cashed out upon closing;

•	all unvested stock options and restricted stock units held by our executive officers were assumed by Finn;

•	all unvested performance based restricted stock units were converted to time-based restricted stock units of Finn; and

•	all underwater stock options (both vested and unvested) were cancelled.
•	Following the Merger, the base salary for Michael P. Ryan, President and CEO, was increased by approximately 6% to $450,000 in December 2010.
Overview of the Executive Compensation Program
     The Committee regularly reviewed and approved the Company’s executive compensation strategy and principles to ensure they are aligned with the Company’s business strategy and objectives, stockholder interests and corporate culture and appropriately promote the objectives of the Committee’s compensation philosophy. The Committee annually reviewed and approved corporate goals and objectives relevant to all compensation elements for the Company’s Chief Executive Officer and other executive officers of the Company, evaluated their performance in light of those goals and objectives, and set compensation levels based on the evaluations. The Committee received and considered input from the Chief Executive Officer and the Senior Vice President of Human Resources with respect to all elements of compensation for executive officers (other than the those officers’ own compensation), including recommendations for salary adjustments, annual incentive plans and long-term incentive awards. However, the Committee exercised its discretion in modifying any recommended adjustments or awards to the other executive officers. The Chief Executive Officer, the Senior Vice President of Human Resources, and the Senior Vice President, General Counsel & Corporate Secretary participated in Committee meetings on a regular basis, reviewed compensation matters and provided responses to Committee member questions. The Committee held executive sessions without members of management present at least quarterly, but typically six times per year.

     In making compensation decisions, the Committee reviewed the amount of total targeted compensation executive officers are eligible to receive, actual amounts of total compensation paid to each executive officer and the amount of wealth generated through employment service. This Compensation Discussion and Analysis provides a discussion of the Committee’s compensation philosophy and practices for 2010, the elements of compensation of the Company’s Chief Executive Officer and the other Named Executive Officers who are listed in the Summary Compensation Table that follows (collectively, the “Named Executive Officers”), why those elements have been selected and how they are applied and implemented by the Committee.
Compensation Consultants
     The Committee did not retain a compensation consultant in 2010.
Risk Associated with Compensation Policies
     The Committee believed that the Company’s compensation policies represent an appropriate balance of incentives and compensation approaches and do not encourage our executives to take unnecessary or excessive risks when managing the Company’s business. The Committee conducted an internal risk assessment of ACL’s compensation policies and practices. This risk assessment included the risks associated with compensation practices for the Named Executive Officers and all employees covered by the ACL compensation policies. As a part of this review, the Committee reviewed the annual bonus opportunity and performance based restricted stock units, the clawback provisions under the 2005 Stock Incentive Plan and Omnibus Incentive Plan and the executive stock ownership requirement. As a result of this review, the Committee concluded that the Company’s equity awards were directly aligned with long-term stockholder interests through their link to the Company’s stock price and multi-year vesting schedules. The clawback provisions that require return and/or forfeiture of performance-based payments or awards in the event they are based upon metrics that are reversed due to a restatement or reclassification reinforces the accuracy of the Company’s financial statements and encourages executives to focus on maintaining accurate books and records and on complying with relevant accounting policies.
Objectives of the Executive Compensation Program
     The primary objective of the Company’s executive compensation program in 2010 was to align the wealth creation opportunity of the Company’s Named Executive Officers with increases in stockholder value. The Committee considered the attendant impact on stockholder value when making compensation decisions for Named Executive Officers. The Committee used various measures of stockholder value in its assessment, including but not limited to: earnings before interest, taxes, depreciation and amortization (“EBITDA”); earnings per share (“EPS”); cash flow from operations; net income; and share price.
     Additionally, another objective of the Company’s executive compensation program in 2010 was to attract and retain first-class management talent from transportation, manufacturing and other industries who are capable of developing and executing the Company’s strategic plan.
Executive Compensation in 2010 Was Designed to Reward Company Performance
     The Company’s executive compensation program rewards company performance and the contributions made by the Named Executive Officers. At least 62% of the target total compensation granted to each Named Executive Officer was performance-based and contingent upon the achievement of certain company-wide operational and financial metrics. The Board approved the metrics in 2010 on a fiscal-year basis within the process of its approving the Company’s overall annual budget. The metrics, individually and together, are quantifiable and measurable, and are not qualitative. Specific metrics may change over time, but for 2010, included EPS; EBITDA; cash flow from operations; safety; environmental; contribution per barge day (both liquid and dry); and hours worked per ton of steel. These metrics align Company goals with executive compensation by rewarding achievement of metrics used by the Board to evaluate the Company’s performance.
Components of Named Executive Officer Compensation
     In 2010, there were three main components to compensation for Named Executive Officers:
•	Cash Compensation — Base Salary;

•	Cash Compensation — Annual Bonus Opportunity; and

•	Equity Compensation — Restricted Stock Units and Stock Options.
Why the Company Chose to Pay Each Element

Cash Compensation — Base Salary
     Each Named Executive Officer received a base salary commensurate with the scope and responsibility of his/her position. The base salary is established giving due consideration to the Named Executive Officer’s knowledge, experience, expertise and abilities. The Named Executive Officer’s expected contributions were also considered.
     The Named Executive Officer has the opportunity to receive increases and, in certain circumstances, decreases in base salary based on individual performance and company performance although changes in executive compensation are mainly provided through performance-oriented components of executive compensation.
     In 2010, the Company believed that offering competitive base salaries is necessary to attract and retain talented executives who will help maximize the short and long-term value of the Company.
Cash Compensation — Annual Bonus Opportunity
     In 2010, each Named Executive Officer had the opportunity to benefit from Company performance that meets or exceeds the Board’s approved performance targets through participation in the Company’s annual cash bonus program. The annual bonus program has tied executive compensation to Company performance by making payments contingent upon the achievement of performance-based metrics. The annual bonus program has rewarded and aligned the activity of the Named Executive Officer throughout the course of the year.
     In 2010, the Company believed annual performance-based bonuses were an important element of compensation because they rewarded excellent performance and encouraged the Named Executive Officers to continue to strive for a high level of Company performance.
Equity Compensation — Restricted Stock Units and Stock Options
     Each Named Executive Officer had the opportunity in 2010 to participate in the long-term equity performance of the Company through the receipt of Company restricted stock units and stock options, which were granted pursuant to the Company’s 2008 Omnibus Incentive Plan. The long-term incentive award for each Named Executive Officer consisted of (i) options to purchase shares of the Company’s common stock, (ii) time-based restricted stock units and (iii) performance-based restricted stock units.
     The Committee granted stock options and time-based restricted stock units to motivate Named Executive Officers to align their interests with the interests of the Company’s stockholders and to focus on the long-term performance of the business.
     The Committee granted performance-based restricted stock units to tie Named Executive Officer compensation to the performance of the Company and to motivate and focus Named Executive Officer activity over the course of several years.
     In 2010, the Committee believed that equity compensation was an important factor with respect to the retention of the Company’s Named Executive Officers and the alignment of their interests with those of the Company’s stockholders. Such equity compensation provided an incentive that focused the Named Executive Officer’s attention on managing the Company from the perspective of an owner with an equity stake in the business.
How the Company Determines the Amount for Each Element
Base Salary
     The Committee determined each Named Executive Officer’s base salary through the assessment of its needs and what the market requires to fulfill those needs. In 2010, the Committee considered the Company’s existing compensation structure and determined the appropriate compensation for desired levels of responsibility. The Committee did not apply a formula for determining base salary or annual changes to base salary levels.
     The base salaries for Named Executive Officers, including the Chief Executive Officer (the “CEO”), were determined by the Committee based on several factors, including but not limited to:
•	The nature and responsibility of the position;

•	The experience and performance of the individual Named Executive Officer; and

•	The recommendations of the Company’s CEO and Senior Vice President of Human Resources (except with regard to their own salaries).

     The factors considered by the Committee are not assigned specific weights. In 2008, the Committee entered into offer letters with Messrs. Ryan, Pilholski and Spriggle and Ms. Landry. When determining the initial base salary for each of these Named Executive Officers, the Committee considered the factors listed above. The offer letters of each of the Company’s Named Executive Officers are described under “Employment Agreements.” Their base salaries earned for 2010 are shown in the “Salary” column of the Summary Compensation Table.
     As discussed above, in light of the current economic conditions, the Committee decided in 2008 to freeze base salaries for 2009. In 2009, the Committee continued the base salary freeze for 2010.
Cash Compensation — Annual Bonus Opportunity
     Each Named Executive Officer has a specified target percentage of his/her base salary that determines the targeted annual bonus opportunity. The Named Executive Officer has the ability to exceed or fall short of his/her targeted annual bonus opportunity within a specified band. For the annual cash bonus opportunity in 2010, the Company pays 50 percent of a Named Executive Officer’s targeted annual bonus when the Company achieves a level of performance equal to approximately 95 percent of the established base-line performance criteria. The Company may pay up to 150 percent of a Named Executive Officer’s targeted annual bonus when the Company achieves a level of performance equal to approximately 120 percent of the established base-line performance criteria. If the Company achieves less than approximately 95 percent of the established baseline performance, then no payout is made. Each of the established performance criteria is measured individually so it is possible to achieve various percentages of each individual performance metric.
     The annual cash bonuses paid to the Company’s Named Executive Officers were based on the Company’s 2010 Annual Incentive Plan (the “AIP”). The Company considered a combination of financial measures and business objectives when determining 2010 bonuses. The financial measures (75 percent of the total) included EPS (25 percent), EBITDA (25 percent) and cash flow from operations (25 percent) (the “Budgeted Financial Measures”). The remaining 25 percent was tied to the achievement of the following business objectives: safety (10 percent); environmental (5 percent); contribution per barge day-liquid (2.5 percent); contribution per barge day-dry (2.5 percent); and hours worked per ton of steel (5 percent) (the “Budgeted Business Objectives” and together with the Budgeted Financial Measures, the “Budgeted Performance Goals”). “). Under the terms of the AIP, the minimum level performance criteria must be met for cash flow from operations and either EBITDA or EPS.
     An individual’s target award opportunity is calculated based upon a percentage of base salary determined by job level and the achievement of the defined Company Budgeted Performance Goals. The actual amounts of incentive awards are calculated using the following formula:

Actual Base Salary Earnings	x	Target Award Opportunity	x	Overall Performance Score
Pursuant to the terms of the AIP, the Company may adjust incentive awards upward or downward by up to 20% based on performance. However, the net of these adjustments may not increase the total bonus award.
     For fiscal year 2010, the Target Award Opportunities for the Named Executive Officers ranged from 57 percent to 75 percent of actual base salary depending on position. For performance in fiscal year 2010, the Company paid a total of approximately $1.3 million to Named Executive Officers and a total of approximately $19.2 million to all employees under the AIP.
     The Committee set the Budgeted Performance Goals based on projections of the Budgeted Financial Measures and the Budgeted Business Objectives.
     In 2010, the Committee established Budgeted Performance Goals that required achievement of $0.02 for EPS, $90,010,000 for EBITDA and $73,676,000 for cash flow. In addition, the Committee established Budgeted Business Objectives that required exceptional performance to ensure that the annual bonus payment maintains its performance-based nature and does not become and is not perceived as an entitlement. In 2010, the Company achieved $1.24 for EPS, $112,432,000 for EBITDA and $98,092,000 for cash flow. The Company achieved more than the targets for cash flow, EPS and EBITDA for the year. Accordingly, the Named Executive Officers received in 2011 pay outs from the 2010 Annual Incentive Plan based on achievement of between 50 percent and 150 percent of the Company’s various performance targets for 2010 performance. For 2010, the average payout to the Named Executive Officers was approximately 134 percent of target award opportunity.
     Cash bonus information for the Named Executive Officers is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Equity Compensation — Restricted Stock Units and Stock Options
     As discussed above, the Committee granted annual equity awards to Named Executive Officers consisting of (i) options to purchase shares of the Company’s common stock, (ii) time-based restricted stock units and (iii) performance-based restricted stock units. The Committee allocated these three types of equity grants into three components of compensation and weights them to place the primary focus on aligning executive equity with stockholder value.
     Each Named Executive Officer had a targeted percentage of his or her base salary that determined the potential value of that year’s equity grant. The targeted percentage was determined based upon an assessment of the Named Executive Officer’s grade level and a discretionary assessment of performance, the Named Executive Officer’s ability to impact the Company’s results, and the Named Executive Officer’s anticipated future contributions.
     Stock options comprised 50 percent of the value of equity compensation, and were granted at fair market value on date of grant determined under a Black-Scholes option valuation method. Stock options were scheduled to vest ratably over three years, and generally expire ten years from the date of grant.
     Time-based restricted stock units comprised 25 percent of the value of equity compensation. Time-based restricted stock units were schedule to vest in a cliff fashion on the third anniversary of the date of the grant.
     Performance-based restricted stock units comprised 25 percent of the value of equity compensation. The performance-based restricted stock units were scheduled to cliff vest in three years, assuming that the established annual performance metrics were met, on a cumulative basis, for the three-year period. The relevant annual performance metrics for each of the three years are the EPS and EBITDA metrics approved for the annual bonus opportunity. A shortfall in performance in any year of the three year period can be made up by above target performance in later years. Awards considered probable to vest given performance to the date of any period end are expensed over the vesting period. The value of each award is its fair market value on the grant date, which is the closing market price on that date.
     In 2010, the Committee reviewed the terms of the performance-based restricted stock unit awards and determined that common business practice allowed for graded vesting of performance-based restricted stock unit awards. Graded vesting provides the opportunity for a portion of the award to be paid after the three year period, commencing with performance equal to 80 percent of plan. However, the graded vesting requires performance of 120 percent of plan to earn a 100 percent payout of the performance units. Given the uncertain economic times, the Committee believes graded vesting provides reasonable targets that are achievable, but makes it more difficult to achieve 100 percent vesting. At the end of the three-year performance period, payments, if any, would be made as follows:
•	80 percent of performance equates to 50 percent of performance share units vesting.

•	100 percent of performance equates to 75 percent of performance share units vesting.

•	120 percent of performance equates to 100 percent of performance share units vesting.
     At the close of the Merger, the executive officers’ unvested stock options and restricted stock units that had not lapsed prior to the closing date were assumed by Finn Holding Corporation. The performance-based restricted stock units were assumed as time-vested restricted stock units based on the same vesting schedule as the time-based restricted stock units granted on the same date as the respective performance-based restricted stock units.
     In addition to annual equity awards described above, stock options and other forms of equity compensation may be granted to some Named Executive Officers when the Named Executive Officer first joins the Company. The Company believes that including equity as part of a compensation package for new hires is important to attract talented individuals who are needed to enhance the short and long-term value of the Company. Additionally, this practice gives newly appointed executives an immediate interest in the long-term value of the Company.
     The grant date fair value of restricted stock, restricted stock units and securities underlying stock options awarded to Named Executive Officers expensed in fiscal years 2010, 2009 and 2008 in compliance with FAS 123R are reported in the Summary Compensation Table.
How Does Each Element and the Company’s Decisions Regarding the Element Fit Into the Company’s Overall Compensation Objectives and Affect Decisions Regarding Other Elements?
     In 2010, the Company and the Committee sought to provide an opportunity to the Named Executive Officers to create wealth as stockholder value increased. To this end, a substantial portion of Named Executive Officer compensation is based on the annual and long-term achievement of measurable operating and financial metrics. Achievement of these performance metrics has a material impact on a Named Executive Officer’s wealth creation opportunity and annual cash compensation.

     In 2010, the Committee believed that the Named Executive Officers should expect to receive the majority of their compensation through components that are at risk and that annual compensation should be secondary to long-term wealth creation through the appreciation of equity.
     As the Company designs its compensation programs to be related to performance, it is able to tie the wealth creation of the Named Executive Officers to increases in stockholder value.
     Of note, the Committee regularly received and reviewed executive compensation tally sheets at its Committee meetings. The tally sheets allowed the Committee to continuously monitor compensation and wealth creation vis-à-vis performance.
     Since the Acquisition, the Company has discussed and is reviewing the existing compensation policies regarding Named Executive Officers and is expected to make certain changes to the compensation policies going forward. Those changes have not been finalized.
EXECUTIVE COMPENSATION POLICIES
     The following section describes executive compensation policies of the Company’s in effect at December 31, 2010, following the December 21, 2010 merger by which the Company became privately held. We anticipate that these policies will change and that executive compensation matters will be handled in a less formal manner in the future.
Perquisites and Other Personal Benefits
     As a general rule, the Company does not provide perquisites and other personal benefits to its Named Executive Officers. However, after the Acquisition, Mr. Ryan was granted a company car at no cost to him.
Compensation of the Chief Executive Officer
     After the Acquisition, Mr. Ryan was given a 6% raise to receive a base salary of $450,000 per year. For a detailed description of Mr. Ryan’s employment letter agreement, see the section entitled Employment Agreements — Michael P. Ryan.
     Mr. Ryan’s annual incentive bonus for fiscal year 2010, paid in 2011, was $442,491 which represents approximately 138 percent of his targeted bonus opportunity. As a participant in the AIP, Mr. Ryan’s annual incentive bonus was based on the financial performance of the Company and accomplishment of key objectives set forth in the AIP as described in the section entitled Cash Compensation — Annual Bonus Opportunity.
     Mr. Ryan received long-term incentive awards in amounts determined by the Committee in accordance with the factors described above for all Named Executive Officers. In 2010 Mr. Ryan received options to purchase 22,281 shares of the Company’s common stock, 7,242 time-based restricted stock units and the opportunity to receive 7,242 performance-based restricted stock units in his capacity as Chief Executive Officer.

SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Year	($)	($)	($)(6)	($)(6)	($)(1)	($)(2)	($)		($)
Michael P. Ryan	2010	$425,769	$—	$278,944	$318,763	$442,491	$29,882	$10,497	(3)	$1,506,346
President and Chief	2009	$425,000	$—	$169,611	$322,096	$177,894	$19,419	$16,960		$1,130,980
Executive Officer	2008	$408,333	$—	$162,376	$1,289,919	$251,888	$20,678	$9,200		$2,142,394
Thomas R. Pilholski	2010	$325,000	$—	$142,245	$162,493	$248,820	$—	$9,800	(4)	$888,358
Senior Vice President,	2009	$325,000	$—	$86,464	$164,206	$106,109	$—	$9,800		$703,253
Chief Financial Officer and
Treasurer	2008	$255,000	$—	$—	$569,594	$138,783	$—	$22,659		$986,036
William A Braman	2010	$230,256	$—	$70,603	$80,646	$181,329	$—	$10,336	(5)	$573,169
Senior Vice President,
and Chief Operating Officer
Dawn R. Landry	2010	$225,000	$—	$98,671	$112,492	$202,659	$—	$9,800	(4)	$648,622
Senior Vice President,	2009	$225,000	$—	$59,858	$113,680	$93,865	$—	$9,800		$489,960
And General Counsel	2008	$144,087	$—	$—	$—	$78,418	$—	$5,250		$227,755
Richard W. Spriggle *	2010	$250,000	$—	$109,428	$124,982	$225,176	$—	$9,800	(4)	$719,386
Former Senior Vice
President, Human Resources
	2009	$250,000	$—	$66,515	$126,310	$97,040	$—	$53,286		$586,802

*	Mr. Spriggle’s employment ended on March 10, 2011.

(1)	AIP payments received February 25, 2011 for year 2010 performance.

(2)	As of December 31, 2010, represents 12 months from previous valuation date of December 31, 2009.

(3)	Includes protection services of $697 and $9,800 in Company 401(k) contributions.

(4)	Company 401(k) contributions.

(5)	Includes relocation expenses of $536 and $9,800 in Company 401(k) contributions.

(6)	Dollar values reflect the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 for stock-based compensation (Formerly FAS 123R). For a discussion of the assumptions used in determining these values, see Note 14 to our 2010 audited financial statements included in the Form 10-K.
EMPLOYMENT AGREEMENTS
Michael P. Ryan
     On March 12, 2008, the Company entered into an employment letter agreement with Michael P. Ryan, the President and Chief Executive Officer of ACL. Under the terms of his employment letter agreement, Mr. Ryan: (a) will receive a base salary of $425,000 per year, subject to annual increases, if any, at the discretion of the Compensation Committee of the Board, (b) will be eligible to receive an annual target bonus beginning in 2009 of 75 percent of his base salary subject to meeting certain performance criteria, (c) received a grant of 15,588 stock options to purchase shares of the Company’s common stock with an exercise price equal to $71.28 per share, which options will vest and become exercisable on the third anniversary of the grant date, (d) received a grant of 17,536 stock options to purchase shares of the Company’s common stock with an exercise price equal to $89.00 per share, which options will vest and become exercisable on the third anniversary of the grant date, and (e) will be eligible to receive any other perquisites and benefits offered by the Company. Mr. Ryan’s employment letter agreement also included post-employment provisions which are summarized in the section entitled “Post-Employment Provisions.”

Thomas R. Pilholski
     On March 18, 2008, the Company entered into an employment letter agreement with Thomas R. Pilholski, the Senior Vice President and Chief Financial Officer of ACL. Under the terms of his employment letter agreement, Mr. Pilholski: (a) will receive a base salary of $325,000 per year, subject to annual increases, if any, at the discretion of the Compensation Committee of the Board, (b) will be eligible to receive an annual target bonus of 65 percent of his base salary subject to meeting certain performance criteria, (c) received a grant of 13,094 stock options to purchase shares of the Company’s common stock with an exercise price equal to the closing price of the Company’s common stock on the date of grant (which was Mr. Pilholski’s first day of employment), which options will vest and become exercisable on the third anniversary of the grant date, (d) received a grant of 6,313 stock options to purchase shares of the Company’s common stock with an exercise price equal to 125 percent of fair market value on the grant date, which options will vest and become exercisable on the third anniversary of the grant date, and (e) will be eligible to receive any other perquisites and benefits offered by the Company. Mr. Pilholski’s employment letter agreement also included post-employment provisions which are summarized in the section entitled “Post-Employment Provisions.”
William A. Braman
     In July 2010, the Company entered into an updated employment letter agreement with William A Braman, upon his promotion to Senior Vice President and Chief Operating Officer of ACL. Under the terms of his employment letter agreement, Mr. Braman: (a) will receive a base salary of $250,000 per year, subject to annual increases, if any, at the discretion of the Compensation Committee of the Board, (b) will be eligible to receive an annual target bonus of 65 percent of his base salary subject to meeting certain performance criteria, (c) will be eligible to receive target Long-Term Incentive opportunity equal to 100 percent of annual base earnings, subject to approval by the Board. Mr. Braman’s employment letter agreement also included post-employment provisions which are summarized in the section entitled “Post-Employment Provisions.”
Dawn R. Landry
     On April 25, 2008, the Company entered into an employment letter agreement with Dawn R. Landry, Senior Vice President-General Counsel & Corporate Secretary of ACL and each of its operating subsidiaries. Under the terms of her employment letter agreement, Ms. Landry: (a) will receive a base salary of $225,000 per year, subject to change from time to time based on job performance, (b) will be eligible to receive an annual AIP target bonus of up to 65 percent of her annual base earnings subject to meeting certain performance criteria, and (c) will be eligible to receive target Long-Term Incentive opportunity equal to 100 percent of annual base earnings, subject to approval by the Board.

GRANTS OF PLAN-BASED AWARDS

										All Other	All Other
										Stock	Stock
										Awards:	Awards:	Exercise	Grant
			Estimated Future Payouts			Estimated Future Payouts				Number of	Number of	or Base	Date Fair
			Under Non-Equity			Under Equity				Shares of	Securities	Price of	Value of
			Incentive Plan Awards			Incentive Plan Awards				Stock or	Underlying	Option	the Equity
			Threshold	Target	Maximum	Threshold	Target		Maximum	Units	Options	Awards	Award
Name	Grant Date		($)	($)	($)	(#)	(#)		(#)	(#)	(#)	($/Sh)	($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)		(h)	(i)	(j)	(k)	(l)
Michael P. Ryan	2/15/2010	(1)	$159,663	$319,327	$478,990
	2/15/2010					3,621	5,432	7,242	(2)			$22.01	$119,547
	2/15/2010									7,242		$22.01	$159,396
	2/15/2010										22,281	$22.01	$318,763

Thomas R. Pilholski	2/15/2010	(1)	$105,625	$211,250	$316,875
	2/15/2010					1,847	2,770	3,693	(2)			$22.01	$60,962
	2/15/2010									3,693		$22.01	$81,283
	2/15/2010										11,358	$22.01	$162,493

William A Braman
	2/15/2010	(1)	$74,833	$149,666	$224,500
	2/15/2010					917	1,375	1,833	(2)			$22.01	$30,258
	2/15/2010									1,833		$22.01	$40,344
	2/15/2010										5,637	$22.01	$80,646

Dawn R. Landry	2/15/2010	(1)	$73,125	$146,250	$219,375
	2/15/2010					1,278	1,917	2,556	(2)			$22.01	$42,193
	2/15/2010									2,566		$22.01	$56,478
	2/15/2010										7,863	$22.01	$112,492

Richard W. Spriggle*	2/15/2010	(1)	$81,250	$162,500	$243,750
	2/15/2010					1,421	2,131	2,841	(2)			$22.01	$46,898
	2/15/2010									2,841		$22.01	$62,530
	2/15/2010										8,736	$22.01	$124,982

*	Mr. Spriggle’s employment ended on March 10, 2011.

(1)	The Committee adopted the 2010 Annual Incentive Plan (“AIP”) on February 15, 2010. These amounts are based on the Named Executive Officer’s annual salary.

(2)	The P-RSUs listed in columnh (maximum) were converted to RSUs with no performance metric required upon the completion of the merger.

(3)	The number of shares/units/options and cost per share were converted upon completion of the merger pro rata based on a new share price of $460/share.
     On February 15, 2010, the Committee approved grants of long-term incentive awards under the American Commercial Lines Inc. Stock Incentive Plan to certain employees of the Company. The long-term incentive award for each Named Executive Officer consists of (i) options to purchase shares of the Company’s common stock, par value $.01 (the “Common Stock”), (ii) time-vested restricted stock units and (iii) performance-based restricted stock units. The number of shares included in each award and the option exercise price was calculated based upon the closing price of the Company’s Common Stock on February 15, 2010.
     Performance-based restricted stock units. The performance-based restricted stock units vest in full on February 15, 2013 subject to the Named Executive Officer’s continued employment with the Company or any subsidiary or affiliate of the Company and the satisfaction of certain pre-established performance measures in fiscal years 2010, 2011 and 2012 based upon achievement of annual EBITDA and EPS performance targets set for each year of the three-year performance period. No shares of performance-based restricted stock units are eligible to vest prior to the end of the three-year performance period unless the recipient dies, becomes totally and permanently disabled, or upon a change in control as set forth below. Graded vesting of the performance-based restricted stock units provides the Named Executive Officer the opportunity for a portion of the award to be paid after the three year period, commencing with performance equal to 80 percent of plan. However, the graded vesting requires performance of 120 percent of plan to earn a 100 percent payout of the performance units. In the Merger, the executive officers’ unvested restricted stock units that had not lapsed before the closing date were assumed by Finn Holding Corporation. The performance-based restricted stock units were assumed as time-vested restricted stock units based on the same vesting schedule as the time-based restricted stock units granted on the same date as the respective performance-based restricted stock units.
     Time-vested restricted stock units. The time-vested restricted stock units vest in full on February 15, 2013 (the “Vesting Date”) subject to the Named Executive Officer’s continued employment with the Company or any subsidiary or affiliate of the Company through and including the Vesting Date.

     If before the vesting of the stock options, time-vested restricted stock units or performance-based restricted stock units (each, a “Grant”), the Named Executive Officer’s employment with the Company is terminated due to death, total and permanent disability or in the event of a change of control of the Company and employment is terminated without cause within one year of the change in control event, the Grant will become fully vested.
     Stock options. The stock options granted to each Named Executive Officer become exercisable in three equal annual installments beginning on February 15, 2011. The exercise price of the stock options is equal to the closing price of the Company’s Common Stock on February 15, 2010 ($22.01 per share). The stock options expire on the earlier of: (a) February 15, 2020; or (b) to the extent the stock options are vested, the date that is one day following the date the optionee’s employment with the Company or any subsidiary or affiliate of the Company is terminated for Cause (as defined in the Stock Option Agreement). In the Merger, the executive officers’ unvested stock options that had not lapsed before the closing date were assumed by Finn Holding Corporation.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

	Option Awards						Stock Awards
												Equity
												Incentive
				Equity						Equity		Plan Awards:
				Incentive					Market	Incentive		Market or
				Plan			Number of		Value of	Plan Awards:		Payout
				Awards:			Shares of		Shares of	Number of		Value of
	Number of	Number of		Number of			Units of		Units of	Unearned		Unearned
	Securities	Securities		Securities			Stock		Stock	Shares,		Shares,
	Underlying	Underlying		Underlying			That		That	Units or		Units or
	Unexercised	Unexercised		Unexercised	Option		Have		Have	Other Rights		Other Rights
	Options	Options		Unearned	Exercise	Option	Not		Not	That Have		That Have
	(#)	(#)		Options	Price	Expiration	Vested		Vested	Not Vested		Not Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)		($)(1)	(#)		($)(2)
Michael P. Ryan	—	2,468.68	(3)	—	$138.84	3/9/2019	—		—	—		—
	—	532.80	(4)	—	$306.81	2/15/2020	—		—	—		—
	—	—		—	—	—	81.71	(5)	$37,587	—		—
	—	—		—	—	—	1,147.89	(6)	$528,029	—		—
	—	—		—	—	—	519.53	(7)	$238,984	—		—
	—	—		—	—	—	—		—	81.71	(8)	$37,587
	—	—		—	—	—	—		—	1,147.89	(9)	$528,029
	—	—		—	—	—	—		—	519.53	(10)	$238,984

Thomas R. Pilholski	—	1,259	(11)	—	$138.84	3/9/2019	—		—	—		—
	—	815	(12)	—	$306.81	2/15/2020	—		—	—		—
	—	—		—	—	—	585.17	(13)	$269,178	—		—
	—	—		—	—	—	264.93	(14)	$121,868	—		—
	—	—		—	—	—	—		—	585.17	(15)	$269,178
	—	—		—	—	—	—		—	264.93	(16)	$121,868

William A Braman	—	624.41	(17)	—	$138.84	3/9/2019	—		—	—		—
	—	404.39	(18)	—	$306.81	2/15/2020	—		—	—		—
	—	—		—	—	—	290.32	(19)	$133,547	—		—
	—	—		—	—	—	131.49	(20)	$60,485	—		—
	—	—		—	—	—	—		—	290.32	(2)	$133,547
	—	—		—	—	—	—		—	131.49	(22)	$60,485

Dawn R. Landry	—	871	(29)	—	$138.84	3/9/2019	—		—	—		—
	—	564.08	(30)	—	$306.81	2/15/2020	—		—	—		—
	—	—		—	—	—	405.11	(31)	$186,351	—		—
	—	—		—	—	—	183.36	(32)	$84,346	—		—
	—	—		—	—	—	—		—	405.11	(33)	$186,351
	—	—		—	—	—	—		—	183.36	(34)	$84,346

Richard W. Spriggle *	—	968	(23)	—	$138.84	3/9/2019	—		—	—		—
	—	626.71	(24)	—	$306.81	2/15/2020	—		—	—		—
	—	—		—	—	—	450.16	(25)	$207,074	—		—
	—	—		—	—	—	203.81	(26)	$93,753	—		—
	—	—		—	—	—	—		—	450.16	(27)	$207,074
	—	—		—	—	—	—		—	203.81	(28)	$93,753

*	Mr. Spriggle’s employment ended March 10, 2011.

(1)	All values in this column are based on a share price of $460 as of December 31, 2010.

(2)	All values in this column are based on a share price of $460 as of December 31, 2010.

(3)	On March 9, 2009, Mr. Ryan received 3,703.02 stock options. 1,234.34 options vested on the first anniversary. 1,234.34 options will vest on the second and third anniversaries.

(4)	On February 15, 2010, Mr. Ryan received 1,598.41 stock options. 532.80 options will vested on the first and second anniversaries. 532.81 options will vest on the third anniversary.

(5)	On February 21, 2008, Mr. Ryan received an award of 81.71 time-vested restricted units. The units vest on February 21, 2011.

(6)	On March 9, 2009, Mr. Ryan received an award of 1,147.89 time-vested restricted units. The units vest on March 9, 2012.

(7)	On February 15, 2010, Mr. Ryan received an award of 519.53 time-vested restricted units. The units vest on February 15, 2013.

(8)	units vest on February 21, 2011. These performance-based units were converted to time-vested restricted stock units upon acquisition by Finn Holding.

(9)	vest on March 9, 2012. These performance-based units were converted to time-vested restricted stock units upon acquisition by Finn Holding.

(10)	units vest on February 15, 2013. These performance-based units were converted to time-vested restricted stock units upon acquisition by Finn Holding.

(11)	On March 9, 2009, Mr. Pilholski received 1,887.89 stock options. 629.30 options vested on the first anniversary. 629.29 options will vest on the second anniversary and 629.30 on the third anniversary.

(12)	On February 15, 2010, Mr. Pilholski received 814.81 stock options. 271.60 options will vest on the first anniversary. 271.60 options will vest on the second anniversary and 271.60 on the third anniversary.

(13)	On March 9, 2009, Mr. Pilholski received an award of 585.17 time-vested restricted units. The units vest on March 9, 2012.

(14)	On February 15, 2010, Mr. Pilholski received an award of 264.93 time-vested restricted units. The units vest on February 15, 2013.

(15)	units vest on March 9, 2012. These performance-based units were converted to time-vested restricted stock units upon acquisition by Finn Holding.

(16)	units vest on February 15, 2013. These performance-based units were converted to time-vested restricted stock units upon acquisition by Finn Holding.

(17)	On March 9, 2009, Mr. Braman received 936.61 stock options. 312.20 options vested on the first anniversary. 312.20 options will vest on the second anniversary and 312.21 on the third anniversary.

(18)	On February 15, 2010, Mr. Braman received 404.39 stock options. 134.79 options will vest on the first anniversary. 134.80 options will vest on the second anniversary and 134.80 on the third anniversary.

(19)	On March 9, 2009, Mr. Braman received an award of 290.32 time-vested restricted units. The units vest on March 9, 2012.

(20)	On February 15, 2010, Mr. Braman received an award of 131.49 time-vested restricted units. The units vest on February 15, 2013.

(21)	vest on March 9, 2012. These performance-based units were converted to time-vested restricted stock units upon acquisition by Finn Holding.

(22)	units vest on February 15, 2013. These performance-based units were converted to time-vested restricted stock units upon acquisition by Finn Holding.

(23)	On March 9, 2009, Mr. Spriggle received 1,452.16 stock options. 484.05 options vested on the first anniversary. 484.05 options will vest on the second anniversary and 484.06 on the third anniversary.

(24)	On February 15, 2010, Mr. Spriggle received 626.71 stock options. 208.90 options will vest on the first anniversary. 208.90 options will vest on the second anniversary and 208.91 on the third anniversary.

(25)	On March 9, 2009, Mr. Spriggle received an award of 450.16 time-vested restricted units. The units vest on March 9, 2012.

(26)	On February 15, 2010, Mr. Spriggle received an award of 203.81 time-vested restricted units. The units vest on February 15, 2013.

(27)	units vest on March 9, 2012. These performance-based units were converted to time-vested restricted stock units upon acquisition by Finn Holding.

(28)	units vest on February 15, 2013. These performance-based units were converted to time-vested restricted stock units upon acquisition by Finn Holding.

(29)	On March 9, 2009, Ms. Landry received 1,307.01 stock options. 435.67 options vested on the first anniversary. 435.67 options will vest on the second anniversary and 435.67 on the third anniversary.

(30)	On February 15, 2010, Ms. Landry received 564.08 stock options. 188.02 options will vest on the first anniversary. 188.03 options will vest on the second anniversary and 188.03 on the third anniversary.

(31)	On March 9, 2009, Ms. Landry received an award of 405.11 time-vested restricted units. The units vest on March 9, 2012.

(32)	On February 15, 2010, Ms. Landry received an award of 183.36 time-vested restricted units. The units vest on February 15, 2013.

(33)	vest on March 9, 2012. These performance-based units were converted to time-vested restricted stock units upon acquisition by Finn Holding.

(34)	units vest on February 15, 2013. These performance-based units were converted to time-vested restricted stock units upon acquisition by Finn Holding.

OPTION EXERCISES AND STOCK VESTED
OPTION EXERCISES AND STOCK VESTED

	Options Awards[1]		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Received
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
Michael P. Ryan	17,206	$396,426	477	$10,499
Thomas R. Pilholski	8,771	$202,084	—	$—
William A. Braman	4,352	$100,270	—	$—
Dawn R. Landry	6,072	$139,899	—	$—
Richard W. Spriggle *	6,747	$155,451	—	$—

1.	All options granted prior to 2009 were canceled upon acquisition by Finn Holding. All options listed as acquired were canceled and cashed out at the Acquistion closing date.

*	Mr. Spriggle’s employment ended on March 10, 2011.
PENSION BENEFITS

		Number of	Present	Payments
		Years	Value of	During
		Credited	Accumulated	Last Fiscal
		Service	Benefit	Year
Name	Plan Name	(#)	($)(1)	($)
Michael P. Ryan	ACL LLC Pension Plan	5	$96,187	—
Salaried Employee Pension Plans
     Retirement benefits from our funded and unfunded non-contributory pension plans are based on both length of service and compensation levels. The compensation covered by the pension plans is compensation paid by ACL LLC to a participant on a regular monthly or annual salary basis, including bonuses or similar awards for personal services rendered in a position that is not under the scope of a labor agreement prior to 2000. Compensation items listed in the Summary Compensation Table covered by the pension plans are salary and bonus. Benefits earned before February 1, 2000 are computed at the time of retirement under a defined benefit formula based on years of service and average salary and bonus for the highest 60 consecutive months of service, computed without regard to additional payments in stock. Benefits earned after February 1, 2000 are computed based on career-average base salary only. The pension plan provides for normal retirement at age 65, and, subject to certain eligibility requirements, early retirement beginning at age 55 is permitted with reduced pension payments.
     The Internal Revenue Code imposes certain limitations on compensation and benefits payable from tax-qualified pension plans.
Post-Employment Provisions
     Mr. Ryan’s employment letter agreement provides that if his employment is terminated after a “change-in-control,” (as defined in the Stock Option Agreement), certain options granted to Mr. Ryan pursuant to the offer letter become 100 percent vested and exercisable. The employment letter agreement also provides that Mr. Ryan will be entitled to twelve months severance as well as a pro-rated annual bonus paid in one lump sum, not to exceed 100 percent of the payout, in the year of termination if his employment is involuntarily terminated without cause or if Mr. Ryan terminates his employment for “good reason” (as defined in the employment letter agreement). Mr. Ryan is not entitled to severance pay for separations that are the result of voluntary termination, discharge for performance, death, retirement or permanent disability.
     Mr. Pilholski’s employment letter agreement provides that if his employment is terminated involuntarily without cause or if he terminates employment for “good reason” (as defined in the Stock Option Agreement), certain options granted to Mr. Pilholski pursuant to the offer letter become 100 percent vested and exercisable. The employment letter agreement also provides Mr. Pilholski will be entitled to twelve months severance as well as a pro-rata annual bonus paid in one lump sum, not to exceed 100 percent of the payout, in the year of termination (based on Company performance achievement at that time) if his employment is involuntarily terminated without cause or if Mr. Pilholski terminates his employment for “good reason” (as defined in the employment letter agreement). Mr. Pilholski is not entitled to severance pay for separations that are the result of voluntary termination, discharge for cause, death, retirement or permanent disability.
     Mr. Braman’s employment letter agreement provides that if his employment is terminated involuntarily without cause or if he terminates employment for “good reason” (as defined in the employment letter agreement), Mr. Braman will be entitled to twelve months severance. Mr. Braman is not entitled to severance pay for separations that are the result of voluntary termination, discharge for cause, death, retirement or permanent disability.
     Mr. Spriggle’s employment letter agreement provides that if his employment is terminated involuntarily without cause or if he terminates employment for “good reason” (as defined in the employment letter agreement), Mr. Spriggle will be entitled to twelve months severance. Mr. Spriggle will be entitled to these benefits as a result of his termination on March 10, 2011.
     Upon a “change in control” (as defined in the applicable nonqualified stock option agreement, incentive stock option agreement, restricted stock award agreement and restricted stock unit award agreement), any outstanding options granted prior to 2009 will immediately become fully vested and any restricted stock and restricted stock units granted prior to 2009 will fully lapse for each of the Named Executive Officers.
     Upon a termination without cause within one year of a “change in control” (as defined in the applicable nonqualified stock option agreement, incentive stock option agreement, restricted stock award agreement and restricted stock unit award agreement), any outstanding options granted during or after 2009 will immediately become fully vested and any restricted stock and restricted stock units granted during or after 2009 will fully lapse for each of the Named Executive Officers.
     The closing of the Merger on December 21, 2010 was a change of control event according to the terms of certain agreements with the Named Executive Officers as well as in the applicable nonqualified stock option agreement, incentive stock option agreement, restricted stock award agreement and restricted stock unit award agreement. Accordingly, any termination prior to December 21, 2011 would include benefits resulting from the change of control provisions of those agreements. The following table sets forth sums the Named Executive Officers would be entitled to in the event of a termination without cause or with good reason and in the event of a voluntary termination.

	Termination Without Cause or for Good
	Reason following a Change of Control					Any Other Termination
		Equity		Prorated
Name	Salary	Awards*		Bonus		Salary	Option
Michael P. Ryan	450,000	2,620,006	(1)	318,750	(6)	—	—

Thomas R. Pilholski	325,000	1,311,121	(2)	211,250	(7)	—	—

William A. Braman	250,000	650,550	(3)	—		—	—

Dawn R. Landry	—	907,643	(4)	—		—	—

Richard W. Spriggle	—	1,008,576	(5)	—		—	—

*	See Note 16 to the Consolidated Financial Statements

(1)	Includes $1,276,720 of value that was paid on March 4, 2011 as an extraordinary dividend on Finn Holding Corporation shares.

(2)	Includes $650,907 of value that was paid on March 4, 2011 as an extraordinary dividend on Finn Holding Corporation shares.

(3)	Includes $322,958 of value that was paid on March 4, 2011 as an extraordinary dividend on Finn Holding Corporation shares.

(4)	Includes $450,598 of value that was paid on March 4, 2011 as an extraordinary dividend on Finn Holding Corporation shares.

(5)	Includes $500,716 of value that was paid on March 4, 2011 as an extraordinary dividend on Finn Holding Corporation shares.

(6)	Mr. Ryan was paid the full amount due for his 2010 bonus of $442,491 on February 25, 2011.

(7)	Mr. Pilholski was paid the full amount due for his 2010 bonus of $248,820 on February 25, 2011.
EQUITY COMPENSATION PLAN INFORMATION
Equity Compensation Plans
     The table below outlines the number of shares of our common stock that are subject to outstanding options and stock unit awards granted under our stock compensation plans, the per share weighted-average exercise price of those options and stock unit awards, and the number of shares of Company common stock remaining available for future awards under the current stock compensation plans. The numbers in the table are as of December 31, 2009.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options(1)	Outstanding Options	Compensation Plans
Equity compensation plans approved by stockholders	26,052.50	213.03	8,799
Equity compensation plans not approved by stockholders	—		—

Total	26,052.50	213.03	8,799

(1)	Includes 5,810.88 performance share units and 6,166.84 restricted stock units. Performance share units contain specific cumulative three-year performance criteria and will only vest if those conditions are met. Restricted stock units are time vested units that vest on various anniversary dates of the grant dates. These shares do not carry an exercise price and therefore are not included in the weighted average exercise price.

DIRECTOR COMPENSATION 2010
DIRECTOR COMPENSATION 2010

					Change in
					Pension
	Fees				Value and
	Earned or			Non-Equity	Nonqua lified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total	Value of
Name	($)	($ )(5)	($)	($)	Earnings	($)	($ )	Accelerated
(a )	(b)	(c )	(d)	(e)	(f)	(g)	(h)	Equity
Clayton Yeutter	$81,250	$28,129 (1)	$84,383 (2)	—	—	—	$178,116	$123,486
Richard Huber	$57,500	$18,753 (3)	$56,269 (4)	—	—	—	$114,161	$72,435
Nils Larsen	$63,750	$18,753 (3)	$56,269 (4)	—	—	—	$124,161	$72,435
Emanuel Rouvelas	$78,750	$18,753 (3)	$56,269 (4)	—	—	—	$127,911	$76,428
R. Christopher Weber	$78,750	$18,753 (3)	$56,269 (4)	—	—	—	$139,161	$72,435

(1)	On March 9, 2009, Mr. Yeutter, as Chairman of our Board, received 2,823 restricted shares of Common Stock. The restricted shares vest in three equal annual installments, commencing on the first anniversary of the grant date. The dollar values reflects the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation (formerly FAS 123R) (“ASC 718”). The fair market value of the stock on date of grant was $9.96 per share.

(2)	On March 9, 2009, Mr. Yeutter, as Chairman of our Board, received 14,358 nonqualified options to purchase Common Stock at an exercise price of $9.96 per share. The options vested on September, 9, 2009. The dollar values reflects the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with ASC 718.

(3)	On March 9, 2009, Messrs. Davis, Huber, Larsen, Rouvelas and Weber, non-employee directors, received 1,882 restricted shares of Common Stock. The restricted shares vest in three equal annual installments, commencing on the first anniversary of the grant date. The dollar values reflects the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation (Formerly FAS 123R). The fair market value of the stock on date of grant was $9.96 per share.

(4)	On March 9, 2009, Messrs. Davis, Huber, Larsen, Rouvelas and Weber, non-employee directors, received 9,572 nonqualified options to purchase Common Stock at an exercise price of $9.96 per share, the fair market value at close of market on the date of grant, March 9, 2009. The options vested on September 9, 2009. The dollar values reflects the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with ASC 718.

(5)	The dollar values reflects the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with ASC 718.
•	In accordance with the terms of the Merger, vested and unvested stock options and restricted stock units held by our Board of Directors were cashed out upon closing; and all underwater stock options (vested and unvested) were cancelled.

The aggregate shares for restricted stock grants and options which were outstanding as of December 31, 2010 are presented in the table below.

Stock Awards
	Restricted	Restricted	Stock
	Stock	Stock Units	Options
	(#)	(#)	(#)
Clayton Yeutter	—	—	—
Eugene Davis	—	—	—
Richard Huber	—	—	—
Nils Larsen	—	—	—
Emanuel R Rouvelas	—	—	—
R. Christopher Weber	—	—	—
All unvested stock awards were cancelled, accelerated and cashed out effective December 21, 2010 upon the completion of the acquisition by Finn Holding.
COMPENSATION COMMITTEE REPORT
     After reviewing and discussing with management the Compensation Discussion and Analysis, the Board of Directors approved the inclusion of the Compensation Discussion and Analysis in the Company’s Annual Report on 10-K for the year ended December 31, 2010.
BY THE BOARD OF DIRECTORS
Eva M. Kalawski
Mary Ann Sigler
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     In 2010, no executive officers of the Company served on the board of directors or compensation committee of another entity, any of whose executive officers served on the Board or Compensation Committee of the Company.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF COMMERCIAL BARGE LINE COMPANY
     The following table sets forth the beneficial ownership of the Company’s Common Stock as of March 15, 2011 for the following: (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock; (ii) each member of the Board; (iii) each Named Executive Officer (as defined under “Compensation Discussion and Analysis” below) of the Company; and (iv) all Directors and executive officers of the Company as a group.

Shareholder	Number of Shares	Percent of Class
Platinum Equity Capital Finn Partners I, L.P.	107,731.05	10.7
Platinum Equity Capital Finn Partners II, L.P.	619,270.16	61.9
Platinum Equity Capital Partners-A II, L.P.	115,200.00	11.5
Platinum Equity Capital Partners-PF II, L.P.	117,798.79	11.8
Eva Monica Kalawski	—	—
Mary Ann Sigler	—	—

Shareholder	Number of Shares	Percent of Class
Michael P. Ryan	1,872.09(1)	*
Thomas R. Pilholski	900.89(2)	*
William A. Braman	446.99(3)	*
Richard W. Spriggle	2,486.18(4)	*
Dawn R. Landry	623.69(5)	*
Paul Bridwell	—	—

*	less than one percent

(1)	This amount excludes 3,334.84 shares of restricted stock and options to purchase 2,299.95 shares of common stock that will not vest within 60 days of March 15, 2010. This amount includes 1,767.14 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of March 15, 2011. This amount also includes 104.95 shares of restricted stock that have or will vest within 60 days of March 15, 2011.

(2)	This amount excludes 1,700.20 shares of restricted stock and options to purchase 1,172.51 shares of common stock that will not vest within 60 days of March 15, 2010. This amount includes 900.89 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of March 15, 2011.

(3)	This amount excludes 843.62 shares of restricted stock and options to purchase 581.81 shares of common stock that will not vest within 60 days of March 15, 2010. This amount includes 446.99 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of March 15, 2011.

(4)	This amount includes 1,594.82 shares of common stock issuable upon exercise of options that are currently exercisable or became exercisable due to Mr. Spriggle’s termination of employment on March 10, 2011. This amount also includes 891.36 shares of restricted stock that vested/accelerated due to Mr. Spriggle’s termination of employment on March 10, 2011.

(5)	This amount excludes 1,176.94 shares of restricted stock and options to purchase 811.73 shares of common stock that will not vest within 60 days of March 15, 2010. This amount includes 623.69 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of March 15, 2011.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Director Independence. The Board of Directors has determined that each of Eva M. Kalawski and Mary Ann Sigler is an “independent director” as that term is defined by the corporate governance rules of the Nasdaq Stock Market.
     The Audit Committee Charter authorizes the Audit Committee to review and approve all transactions involving the ACL and related persons (“Related Party Transactions”). Related persons include executive officers, directors and director nominees of the Company or their immediate family members, or stockholders owning five percent or greater of the Company’s Common Stock. In addition, ACL has adopted a written policy and procedures for the review, approval and ratification of Related Party Transactions. CBL has not adopted a separate policy relating to Related Party Transactions at this time. The policy covers any Related Party Transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a director or indirect material interest). Since the adoption of this policy in 2006, all Related Party Transactions were evaluated pursuant to this policy. Pursuant to the policy, any Related Party Transaction shall be consummated or any known Related Party Transaction shall continue only if (i) the Audit Committee approves such transaction in accordance with the guidelines set forth in this policy; (ii) the transaction is approved by the disinterested members of the Board; or (iii) the transaction involves compensation approved by the Company’s Compensation Committee.
     At each regularly scheduled Audit Committee meeting, management shall recommend Related Party Transactions to be entered into by the Company. After review, the Audit Committee shall approve or disapprove such transactions and at each subsequently scheduled meeting, management shall update the Committee as to any material change to those Related Party Transactions. Any Related Party Transactions proposed to be entered into between meetings of the Audit Committee may be preliminarily entered into by management subject to ratification by the Audit Committee; provided that if ratification shall not be forthcoming, management shall make all reasonable efforts to cancel or annul such transaction.
     The Company has transactions with various related parties, primarily with BargeLink LLC, an equity investment of the Company through a joint venture with MBLX, Inc. We believe that the terms and conditions of those transactions are in the aggregate not materially more favorable or unfavorable to us than would be obtained on an arm’s-length basis among unaffiliated parties.
     Finn is party to a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC, an affiliate of Platinum Equity, LLC. Under this agreement, Finn retained Platinum Equity Advisors, LLC to provide advisory services to Finn with regard to the business of the Company for an annual advisory fee not to exceed $5,000,000.
Item 14. Principal Accounting Fees and Services.
Disclosure of Auditor Fees
     The description of the fees billed to the Company by Ernst & Young LLP (“E&Y”) during the years ended December 31, 2010 and 2009 is set forth below.

	2010	2009
Audit Fees(1)	$926,300	$933,000
Audit-Related Fees(2)	101,700	67,000
Tax Fees(3)	39,850	27,881

Total Fees	$1,067,850	$1,027,881

(1)	Audit Fees were for professional services rendered for the audits of consolidated financial statements of the Company, consents, and assistance with review of documents and registration statements filed with the SEC.

(2)	Audit-Related Fees were for professional services rendered for financial statement audits of employee benefit plans.

(3)	Tax Fees were for permissible tax services including U.S. and foreign tax compliance, tax planning and tax advice that did not impair the independence of the auditor and that were consistent with the SEC’s rules on auditor independence.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this report
1.	The Company’s Consolidated Audited Financial Statements required to be filed as a part of this Annual Report are included in Part II, Item 8 “Financial Statements and Supplementary Data.”

2.	All other financial statement schedules are omitted because the required information is not applicable or because the information called for is included in the Company’s Consolidated Audited Financial Statements or the Notes to the Consolidated Audited Financial Statements.

3.	Exhibits — The exhibits listed on the accompanying Exhibit Index filed or incorporated by references as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “± ‘” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.
Index to Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of October 18, 2010, by and among American Commercial Lines Inc., Finn Holding Corporation and Finn Merger Corporation (incorporated by reference to the Company’s Form 8-K, filed on October 18, 2010)

3.1	Amended and Restated Certificate of Incorporation of Commercial Barge Line Company *

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Commercial Barge Line Company *

4.1
Indenture, dated as of July 7, 2009, by and among Commercial Barge Line Company, the guarantors named therein (which include American Commercial Lines Inc.), and The Bank of New York Mellon Trust Company, N.A., as trustee with respect to senior secured debt securities (Incorporated by reference to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009)

4.2
Form of Notes representing $200,000,000 principal amount of 12 1/2% Senior Secured Notes due 2017, dated July 7, 2009. (Incorporated by reference to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009)

10.1
Intercreditor Agreement, dated as of July 7, 2009 among Bank of America, N.A. as administrative agent, collateral agent and security trustee, The Bank of New York Mellon Trust Company, N.A., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services and Jeffboat LLC. (Incorporated by reference to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009)

10.2
Credit Agreement dated as of December 21, 2010, by and among American Commercial Lines, Inc., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services LLC and Jeffboat LLC, as borrowers, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on December 23, 2010)

10.3
First Amendment to Credit Agreement dated as of February 7, 2011 by and among American Commercial Lines, Inc., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services LLC and Jeffboat LLC, as borrowers, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto.*

10.4
Second Amendment to Credit Agreement dated as of February 25, 2011 by and among American Commercial Lines, Inc., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services LLC and Jeffboat LLC, as borrowers, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto.*

10.5
Security Agreement, dated as of December 21, 2010, by and among American Commercial Lines, Inc., Commercial Barge Line Company, American Commercial Lines, LLC, ACL Transportation Services LLC and Jeffboat LLC, as grantors, and Wells Fargo Capital Finance, LLC, as agent. (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on December 23, 2010)

10.6
Supplement to Intercreditor Agreement, dated as of December 21, 2010 among Wells Fargo Capital Finance, LLC as administrative agent, collateral agent and security trustee, The Bank of New York Mellon Trust Company, N.A., Commercial Barge Line Company, American Commercial Liens LLC, ACL Transportation Services and Jeffboat LLC. (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on December 23, 2010)

10.7
General Continuing Guaranty, dated as of December 21, 2010 by Finn Intermediate Holding Corporation and American Commercial Lines Inc., as guarantors, in favor of Wells Fargo Capital Finance, LLC, as agent. (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on December 23, 2010)

Exhibit No.	Description
10.8±
American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)

10.9±
Form of American Commercial Lines Inc. Restricted Stock Award Agreement (under the American Commercial Lines Inc. Equity Award Plan for Employees, Officers and Directors) (Incorporated by reference to the Registration Statement on Form S-4 of American Commercial Lines LLC and ACL Finance Corp., filed on April 29, 2005)

10.10±
Form of Restricted Stock Unit Agreement for executives of American Commercial Lines Inc. (Incorporated herein by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on February 7, 2006)

10.11±	2008 Omnibus Incentive Plan (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on May 19, 2008)

10.12±	Form of Restricted Stock Unit Agreement (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on May 19, 2008)

10.13±	Form of Restricted Stock Unit Agreement (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on April 3, 2009)

10.14±	Form of Performance Based Restricted Stock Unit Agreement for Executives (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on April 3, 2009)

10.15±	Form of Restricted Stock Unit Agreement (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on April 3, 2009)

10.16±
Employment Letter Agreement, dated as of March 12, 2008, by and between American Commercial Lines LLC and Michael P. Ryan (Incorporated by reference to American Commercial Lines Inc.’s Quarterly Report on Form 10-Q, filed on May 8, 2008)

10.17±
Employment Letter Agreement, dated as of March 17, 2008, by and between American Commercial Lines LLC and Thomas R. Pilholski (Incorporated by reference to American Commercial Lines Inc.’s Quarterly Report on Form 10-Q, filed on May 8, 2008)

10.18±
Employment Letter Agreement, dated as of April 25, 2008, by and between American Commercial Lines LLC and Dawn Landry (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on August 7, 2008)

10.19±
Employment Letter Agreement, dated July 26, 2010, by and between American Commercial Lines Inc. and William A. Braman, II (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 10-Q, filed on November 5, 2010)

10.20±	Employment Letter Agreement, dated as of January 6, 2011, by and between American Commercial Lines LLC and Paul Bridwell *

10.21±
Employment Letter Agreement, dated as of November 2008, between American Commercial Lines Inc. and Richard W. Spriggle (Incorporated by reference to American Commercial Lines Inc.’s Quarterly Report on Form 10-Q, filed May 8, 2009)

10.22±	Stockholders Agreement of Finn Holding Corporation dated as of December 21, 2010*

10.23±	Form of Corporate Advisory Services Agreement by and between Finn Holdings Corporation and Platinum Equity Advisors, LLC (included as an exhibit to Exhibit 10.22)*

21.1	Subsidiaries*

31.1	CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

31.2	CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BARGE LINE COMPANY
By:	/s/ MICHAEL P. RYAN
Michael P. Ryan
President and Chief Executive Officer

Date: March 31, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ MICHAEL P. RYAN Michael P. Ryan	Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2011

/s/ THOMAS L. PILHOLSKI Thomas L. Pilholski	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 31, 2011

/s/ EVA KALAWSKI Eva Kalawski	Director	March 31, 2011

/s/ Mary Ann Sigler Mary Ann Sigler	Director	March 31, 2011