Form 10-Q
period 2011-03-31
COMMERCIAL BARGE LINE CO
filed 2011-05-16
CIK 1324482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMERCIAL BARGE LINE COMPANY
(Exact Name of Registrant as Specified in Charter)

Delaware	333-124454-12	03-0552365

(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1701 E. Market Street,	47130
Jeffersonville, Indiana	(Zip Code)
(Address of principal executive offices)
(812) 288-0100
(Registrant’s telephone number, including area code)
Former name or former address, if changed since last report:
N/A

1701 East Market Street	47130
Jeffersonville, Indiana	(Zip Code)
(Address of principal executive offices)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
DOCUMENTS INCORPORATED BY REFERENCE
None

COMMERCIAL BARGE LINE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited — In thousands)

	Successor Company	Predecessor Company
	Quarter Ended March 31,	Quarter Ended March 31,
	2011	2010
Revenues
Transportation and Services	$162,654	$136,854
Manufacturing	16,007	11,442

Revenues	178,661	148,296

Cost of Sales
Transportation and Services	158,809	123,052
Manufacturing	16,444	10,532

Cost of Sales	175,253	133,584

Gross Profit	3,408	14,712
Selling, General and Administrative Expenses	18,741	11,620

Operating (Loss) Income	(15,333)	3,092

Other Expense (Income)
Interest Expense	7,468	9,853
Other, Net	(130)	(54)

Other Expense	7,338	9,799

Loss from Continuing Operations Before Income Taxes	(22,671)	(6,707)
Income Tax Benefit	(8,803)	(3,227)

Loss from Continuing Operations	(13,868)	(3,480)
Discontinued Operations, Net of Tax	(8)	—

Net Loss	$(13,876)	$(3,480)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$5,866	$3,707
Accounts Receivable, Net	75,121	83,518
Inventory	71,277	50,834
Deferred Tax Assets	2,788	10,072
Assets Held for Sale	1,223	2,133
Prepaid and Other Current Assets	41,073	32,075

Total Current Assets	197,348	182,339
Properties, Net	962,167	979,655
Investment in Equity Investees	5,859	5,743
Accounts Receivable, Affiliate	16,808	17,400
Other Assets	52,127	53,665
Goodwill	20,470	20,470

Total Assets	$1,254,779	$1,259,272

LIABILITIES
Current Liabilities
Accounts Payable	$40,719	$44,782
Accrued Payroll and Fringe Benefits	11,511	27,992
Deferred Revenue	19,359	14,132
Accrued Claims and Insurance Premiums	12,313	12,114
Accrued Interest	5,584	11,667
Customer Deposits	437	500
Other Liabilities	24,291	25,810

Total Current Liabilities	114,214	136,997
Long Term Debt	428,345	385,152
Pension and Post Retirement Liabilities	39,219	38,615
Deferred Tax Liabilities	195,772	208,651
Other Long Term Liabilities	57,259	60,901

Total Liabilities	834,809	830,316

SHAREHOLDER’S EQUITY
Other Capital	433,864	435,487
Retained Deficit	(20,511)	(6,635)
Accumulated Other Comprehensive Income	6,617	104

Total Shareholder’s Equity	419,970	428,956

Total Liabilities and Shareholder’s Equity	$1,254,779	$1,259,272

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — In thousands)

	Successor Company	Predecessor Company
	Quarter Ended March 31,	Quarter Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net Loss	$(13,876)	$(3,480)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	27,525	11,999
Debt Premium and Debt Issuance Cost Amortization	(674)	1,326
Deferred Taxes	(13,322)	(2,091)
Gain on Property Dispositions	(25)	(3,871)
Share-Based Compensation	1,493	(482)
Other Operating Activities	(1,254)	744
Changes in Operating Assets and Liabilities:
Accounts Receivable	7,496	23,965
Inventory	(20,443)	(3,500)
Other Current Assets	(803)	1,221
Accounts Payable	(5,351)	(2,038)
Accrued Interest	(6,083)	(6,981)
Other Current Liabilities	(5,331)	(17,131)

Net Cash Used in Operating Activities	(30,648)	(319)

INVESTING ACTIVITIES
Property Additions	(10,006)	(15,554)
Proceeds from Property Dispositions	155	7,208
Proceeds from Government Grant	—	2,302
Other Investing Activities	(4,313)	(303)

Net Cash Used in Investing Activities	(14,164)	(6,347)

FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	44,630	11,035
Bank Overdrafts on Operating Accounts	1,288	(3,421)
Debt Issuance/Refinancing Costs	(37)	(107)
Tax Benefit (Expense) of Share-Based Compensation	1,090	—
Exercise of Stock Options	—	211
Acquisition of Treasury Stock	—	(721)
Other Financing Activities	—	(200)

Net Cash Provided by Financing Activities	46,971	6,797

Net Increase in Cash and Cash Equivalents	2,159	131
Cash and Cash Equivalents at Beginning of Period	3,707	1,198

Cash and Cash Equivalents at End of Period	$5,866	$1,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

			Accumulated
			Other
	Other	Retained	Comprehensive
	Capital	Deficit	Income	Total
Balance at December 31, 2010	$435,487	$(6,635)	$104	$428,956
Excess Tax Benefit of Share-based Compensation	1,090	—	—	1,090
Comprehensive Loss:
Net Loss	—	(13,876)	—	(13,876)
Net Gain in Fuel Swaps Designated as Cash Flow Hedging Instrument, Net of Tax	—	—	6,513	6,513
Other	(2,713)	—	—	(2,713)

Total Comprehensive Loss	$(2,713)	$(13,876)	$6,513	$(10,076)

Balance at March 31, 2011	$433,864	$(20,511)	$6,617	$419,970

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Note 1. Reporting Entity and Accounting Policies
     Commercial Barge Line Company (“CBL”) is a Delaware corporation. In these financial statements, unless the context indicates otherwise, the “Company” refers to CBL and its subsidiaries on a consolidated basis.
     The operations of the Company include barge transportation together with related port services along the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”) and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of bulk products, grain, coal, steel and liquids in the United States. The Company has long term contracts with many of its customers. Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. The Company also has an operation engaged in naval architecture and engineering. This operation is significantly smaller than either the transportation or manufacturing segments. In all periods presented, discontinued operations consists of the results of operations related to Summit Contracting Inc. (“Summit”) which was sold in 2009 and the Company’s former international operations which were sold in 2006.
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
     CBL is a wholly-owned subsidiary of American Commercial Lines Inc. (“ACL”). ACL is a wholly-owned subsidiary of ACL I Corporation (“ACL I”), formerly known as Finn Intermediate Holding Corporation. ACL I is a wholly owned subsidiary of Finn Holding Corporation (“Finn”). Finn is primarily owned by certain affiliates of Platinum Equity, LLC (certain affiliates of Platinum Equity, LLC are referred to herein as “Platinum”). On December 21, 2010, ACL announced the consummation of the previously announced acquisition of ACL by Platinum (the “Acquisition”, in all instances of usage. See Note 11 for further information). The Acquisition was accomplished through the merger of Finn Merger Corporation, a Delaware corporation and a wholly owned subsidiary of ACL I, a Delaware corporation, with and into ACL. The assets of ACL consist principally of its ownership of all of the stock of CBL. In connection with the Acquisition the purchase price has been preliminarily allocated in these statements as of the Acquisition date. Financial information through but not including the Acquisition date is referred to as “Predecessor” company information, which has been prepared using the Company’s previous basis of accounting. The financial information in periods beginning after December 21, 2010, is referred to as “Successor” company information and reflects the financial statement effects of recording fair value adjustments and the capital structure resulting from the Acquisition. Since the financial statements of the Predecessor and Successor are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Acquisition, they have been separately designated, as appropriate, in these condensed consolidated financial statements.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet at that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, estimates of future cash flows used in impairment evaluations, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, estimated sub-lease recoveries and depreciable lives of long-lived assets.
     In the opinion of management, for all periods presented, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest and seasonal weather patterns.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on the Company where the impact is not yet determined are discussed as follows.
     In January 2010, the FASB issued new guidelines and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures for purchases, sales, issuances, and settlements on a gross basis for Level 3 fair value measurements. The adoption of this guidance did not materially impact the Company. These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2010 and have been incorporated herein.
     For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s annual filing on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2010.
     Certain prior year amounts have been reclassified in these financial statements to conform to the current year presentation. These reclassifications had no impact on previously reported net income.
Note 2. Debt

	March 31,	December 31,
	2011	2010
Revolving Credit Facility	$194,940	$150,310
2017 Senior Notes	200,000	200,000
Plus Purchase Premium	33,405	34,842

Total Long Term Debt	$428,345	$385,152

     Subsequent to the Acquisition, on December 21, 2010, the Company entered into a new the credit agreement, consisting of a senior secured asset-based revolving credit facility (“Existing Credit Facility”) in an aggregate principal amount of $475,000 with a final maturity date of December 21, 2015.
     On July 7, 2009, the Company issued $200,000 aggregate principal amount of senior secured second lien 12.5% notes due July 15, 2017 (the “2017 Notes”) which were assumed by the acquirer upon acquisition. The 2017 Notes are guaranteed by ACL and by all material existing and future domestic subsidiaries of CBL.
     Availability under the Existing Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Company’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Existing Credit Facility agreement. The Company is currently prohibited from incurring more than $390,000 of indebtedness under the Existing Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the 2017 Notes are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the 2017 Notes is replaced or amended or otherwise modified in a manner such that such additional borrowings would be permitted. At the Company’s option, the Existing Credit Facility may be increased by $75,000, subject to certain requirements set forth in the credit agreement.
     In accordance with the credit agreement, the Company’s obligations under the Existing Credit Facility are secured by, among other things, a lien on substantially all of their tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of the Company’s wholly owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.
     Borrowings under the Existing Credit Facility bear interest, at the Company’s option, at either (i) an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. The applicable margin will, depending on average availability under the Existing Credit Facility, range from 2.00% to 2.50% in the case of base rate loans and 2.75% to 3.25% in the case of LIBOR rate loans. Interest is payable (a) in the case of base rate loans, monthly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months. A commitment fee is payable monthly in arrears at a rate per annum equal to 0.50% of the daily unused amount of the commitments in respect of the Existing Credit Facility. The Borrowers, at their option, may prepay borrowings under the Existing Credit Facility and re-borrow such amounts, at any time (subject to applicable borrowing conditions) without penalty, in whole or in part, in minimum amounts and subject to other conditions set forth in the Existing Credit Facility.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Existing Credit Facility has no maintenance covenants unless, for any period, that availability under the Existing Credit Facility is less than a certain defined level set forth in the credit agreement. Availability at March 31, 2011 exceeds the specified level by approximately $135,660. Should the springing covenants be triggered in the 2017 Notes and Existing Credit Facility the leverage calculation includes only first lien senior debt, excluding debt under the 2017 Notes. The 2017 Notes and Existing Credit Facility also provide flexibility to execute sale leasebacks, sell assets, and issue additional debt to raise additional funds. In addition the 2017 Notes and Existing Credit Facility place no restrictions on capital spending, but do limit the payment of dividends.
     During all periods presented the Company has been in compliance with the respective covenants contained in its credit agreements.
Note 3. Inventory
     Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following.

	March 31,	December 31,
	2011	2010
Raw Materials	$35,185	$19,255
Work in Process	9,360	5,844
Parts and Supplies	26,732	25,735

	$71,277	$50,834

Note 4. Income Taxes
     CBL’s operating entities are primarily single member limited liability companies that are owned by a corporate parent, and are subject to U.S. federal and state income taxes on a combined basis.
     The effective tax rates in the respective first quarters of 2011 and 2010 were 38.8% and 48.1%. The effective income tax rates are impacted by the significance of consistent levels of permanent book and tax differences on expected full year income in the respective periods.
Note 5. Employee Benefit Plans
A summary of the components of the Company’s pension and post-retirement plans follows.

	Quarter Ended
	March 31,
	Successor	Predecessor
	2011	2010
Pension Components:
Service cost	$1,175	$1,200
Interest cost	2,650	2,590
Expected return on plan assets	(3,225)	(3,130)
Amortization of unrecognized losses	—	15

Net periodic benefit cost	$600	$675

Post-retirement Components:
Service cost	$2	$5
Interest cost	55	87
Amortization of net gain	(12)	(270)

Net periodic benefit cost	$45	$ (178)

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6. Related Party Transactions
     There were no related party freight revenues in the periods ended March 31, 2011 and 2010 and there were no related party receivables included in accounts receivable on the consolidated balance sheets at March 31, 2011 or December 31, 2010, except contained in the caption Accounts Receivable Affiliate, related primarily to the receivable from Finn related to the Acquisition. The $14,284 portion of the funding of the Acquisition purchase price represented the intrinsic value of the share-based compensation for certain non-executive level employees. Per the American Commercial Lines 2008 Omnibus Incentive Plan, which was assumed by Finn (See Note 12), on a change of control, outstanding awards either vested or had to be rolled over to equity of the acquirer. The payout of all of the interests of non-executive level employees and certain vested executive interests were paid with proceeds of an advance on the Company’s credit facility. The amount of the advance is shown as a receivable from Finn and is partially offset by other normal intercompany transactions between the Company and its direct and indirect parents.
     On February 15, 2011 ACL’s parent corporation, ACL I, completed a private placement of $250,000 in aggregate principal amount of 10.625%/11.375% Senior Payment in Kind (“PIK”) Toggle Notes due 2016. Interest on the Senior PIK Toggle Notes (the “PIK Notes”) will accrue at a rate of 10.625% with respect to interest paid in cash and a rate of 11.375% with respect to interest paid by issuing additional Notes. Selection of the interest payment method is solely a decision of ACL I. The net of original issue discount proceeds of the PIK Notes offering were used primarily to pay a special dividend to the Company’s shareholders to redeem equity advanced in connection with the acquisition of the Company by Platinum and to pay certain costs and expenses related to the notes offering. Other than the PIK Notes, neither ACL nor ACL I conducts activities outside the Company. These notes are unsecured and not guaranteed by the Company.
     The PIK Notes are not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
Note 7. Business Segments
     CBL has two significant reportable business segments: transportation and manufacturing. The caption “All other segments” currently consists of our services company, which is much smaller than either the transportation or manufacturing segment. ACL’s transportation segment includes barge transportation operations and fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the Inland Waterways. The manufacturing segment constructs marine equipment for external customers as well as for CBL’s transportation segment. All of the Company’s international operations, civil construction and environmental consulting services are excluded from segment disclosures due to the reclassification of those operations to discontinued operations.
     Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies described in the Company’s filing on Form 10-K for the year ended December 31, 2010.
     Intercompany sales are transferred at the lower of cost or fair market value and intersegment profit is eliminated upon consolidation.
     Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Reportable Segments		All Other	Intersegment
Successor	Transportation	Manufacturing	Segments(1)	Eliminations	Total
Quarter ended March 31, 2011
Total revenue	$161,328	$27,981	$1,544	$(12,192)	$178,661
Intersegment revenues	202	11,974	16	(12,192)	—

Revenue from external customers	161,126	16,007	1,528	—	178,661
Operating expense
Materials, supplies and other	56,843	—	—	—	56,843
Rent	6,987	—	—	—	6,987
Labor and fringe benefits	30,243	—	—	—	30,243
Fuel	35,823	—	—	—	35,823
Depreciation and amortization	25,519	—	—	—	25,519
Taxes, other than income taxes	2,867	—	—	—	2,867
Gain on disposition of equipment	(25)	—	—	—	(25)
Cost of goods sold	—	16,444	552	—	16,996

Total cost of sales	158,257	16,444	552	—	175,253
Selling, general & administrative	17,067	608	1,066	—	18,741

Total operating expenses	175,324	17,052	1,618	—	193,994

Operating loss	$(14,198)	$(1,045)	$(90)	$—	$(15,333)

	Reportable Segments		All Other	Intersegment
Predecessor	Transportation	Manufacturing	Segments(1)	Eliminations	Total
Quarter ended March 31, 2010
Total revenue	$135,064	$25,485	$1,932	$(14,185)	$148,296
Intersegment revenues	142	14,043	—	(14,185)	—

Revenue from external customers	134,922	11,442	1,932	—	148,296
Operating expense
Materials, supplies and other	49,821	—	—	—	49,821
Rent	5,238	—	—	—	5,238
Labor and fringe benefits	29,039	—	—	—	29,039
Fuel	27,887	—	—	—	27,887
Depreciation and amortization	11,074	—	—	—	11,074
Taxes, other than income taxes	3,118	—	—	—	3,118
Gain on disposition of equipment	(3,871)	—	—	—	(3,871)
Cost of goods sold	—	10,532	746	—	11,278

Total cost of sales	122,306	10,532	746	—	133,584
Selling, general & administrative	9,807	664	1,149	—	11,620

Total operating expenses	132,113	11,196	1,895	—	145,204

Operating income	$2,809	$246	$37	$—	$3,092

1)	Financial data for a segment below the reporting threshold is attributable to a segment that provides architectural design services.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Financial Instruments and Risk Management
     CBL has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time CBL has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. Beginning in December 2007 the Company began entering into fuel price swaps with commercial banks. In the quarter ended March 31, 2011 settlements occurred on contracts for 5.5 million gallons at a net gain of $2,055. In the quarter ended March 31, 2010 settlements occurred on contracts for 5.3 million gallons at a net gain of $981. These gains were recorded as a decrease to fuel expense, a component of cost of sales, as the fuel was used. The fair value of unsettled fuel price swaps is listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the hedged fuel is used at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Other comprehensive income at March 31, 2011 of $6,617 and December 31, 2010 of $104, consisted of gains on fuel hedging, net of tax provisions of $4,231 and $62 respectively. Hedge ineffectiveness is recorded in income as a component of fuel expense as incurred.
     The carrying amounts and fair values of CBL’s financial instruments are as follows:

		Fair Value of
		Measurements at
		Reporting Date Using
		Markets for Identical
Description	3/31/2011	Assets (Level 1)
Fuel Price Swaps	$14,045	$14,045
     The amounts in other comprehensive income are expected to be recorded in income as the underlying gallons are used.
     At March 31, 2011, the increase in the fair value of the financial instruments is recorded as a net receivable of $14,045 and as a net-of-tax deferred gain, less hedge ineffectiveness, in other comprehensive income in the consolidated balance sheet. Hedge ineffectiveness resulted in a decrease in fuel expense of $444 in the first quarter of 2011. The fair value of the fuel price swaps is based on quoted market prices for identical instruments, or Level 1 inputs as to fair value. The maturity of the fuel price swap contracts extends through February 2012. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Dollars
Fuel Price Swaps at December 31, 2010	7,638	$2,919
1st Quarter 2011 Fuel Hedge Expense	(5,501)	(2,055)
1st Quarter 2011 Changes	24,900	13,181

Fuel Price Swaps at March 31, 2011	27,037	$14,045

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Contingencies
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
     Collision Incident, Mile Marker 97 of the Mississippi River. ACL and American Commercial Lines LLC, a wholly-owned subsidiary of CBL, (“ACLLLC”), have been named as defendants in the following putative class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action Lawsuits”): Austin Sicard et al on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008; and Alvin McBride, on behalf of himself and all others similarly situated v. Laurin Maritime (America) Inc.; Whitefin Shipping Co. Ltd.; D.R.D. Towing Co. LLC; American Commercial Lines Inc.; The New Orleans-Baton Rouge Steamship Pilots Association, Case No. 09-cv-04494 B, filed on July 24, 2009. The McBride v. Laurin Maritime, et al. action has been dismissed with prejudice because it was not filed prior to the deadline set by the Court. The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing Company L.L.C. (“DRD”), an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The Class Action Lawsuits include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic, compensatory and punitive damages for claims of negligence, trespass and nuisance. The Class Action Lawsuits were stayed pending the outcome of the two actions filed in the United States District Court for the Eastern District of Louisiana seeking exoneration from, or limitation of, liability related to the incident as discussed in more detail below. All claims in the class actions have been settled with payment to be made from funds on deposit with the court in the IINA interpleader, mentioned below. IINA is DRD’s primary insurer. The settlement is agreed to by all parties and we are awaiting final approval from the court and a dismissal of all lawsuits against all parties, including our

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
company, with prejudice. Claims under the Oil Pollution Act (“OPA 90”) were dismissed without prejudice. There is a separate administrative process for making a claim under OPA 90 that must be followed prior to litigation. We are processing OPA 90 claims properly presented, documented and recoverable. We have also received numerous claims for personal injury, property damage and various economic damages, including notification by the National Pollution Funds Center of claims it has received. Additional lawsuits may be filed and claims submitted. The claims that remain for personal injury are by the three DRD crewmen on the vessel at the time of the incident. Two crew members have agreed to a settlement of their claims to be paid from the funds on deposit in the interpleader action mentioned below. We are in early discussions with the Natural Resource Damage Assessment Group, consisting of various State and Federal agencies, regarding the scope of environmental damage that may have been caused by the incident. Recently Buras Marina filed suit in the Eastern District of Louisiana in Case No. 09-4464 against the Company seeking payment for “rental cost” of its marina for cleanup operations. ACL and ACLLLC have also been named as defendants in the following interpleader action brought by DRD’s primary insurer IINA seeking court approval as to the disbursement of the funds: Indemnity Insurance Company of North America v. DRD Towing Company, LLC; DRD Towing Group, LLC; American Commercial Lines, LLC; American Commercial Lines, Inc.; Waits Emmet & Popp, LLC, Daigle, Fisse & Kessenich; Stephen Marshall Gabarick; Bernard Attridge; Austin Sicard; Lamont L. Murphy, individually and on behalf of Murphy Dredging; Deep Delta Distributors, Inc.; David Cvitanovich; Kelly Clark; Timothy Clark, individually and on behalf of Taylor Clark, Bradley Barrosse; Tricia Barrosse; Lynn M. Alfonso, Sr.; George C. McGee; Sherral Irvin; Jefferson Magee; and Acy J. Cooper, Jr., United States District Court, Eastern District of Louisiana, Civil Action 08-4156, Section “I-5,” filed on August 11, 2008. DRD’s excess insurers, IINA and Houston Casualty Company intervened into this action and deposited $9,000 into the Court’s registry. ACLLLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. We have also filed a declaratory judgment action against DRD seeking to have the contracts between them declared “void ab initio”. Trial has been set for August of 2011 and discovery has begun. We participated in the U.S. Coast Guard investigation of the matter and participated in the hearings which have concluded. A finding has not yet been announced. We have also made demand on DRD (including its insurers as an additional insured) and Laurin Maritime for reimbursement of cleanup costs, defense and indemnification. However, there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities are significant, we believe our company has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost.
     At March 31, 2011, approximately 600 employees of the Company’s manufacturing segment were represented by a labor union under a contract that expires in April 2013.
     At March 31, 2011, approximately 20 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expired March 14, 2011, after a short extension for negotiations. We have unilaterally implemented new contract terms, mostly terms agreed with the UMW, and the employees continue to work without interruption.
     Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future.
Note 10. Share-Based Compensation
     ACL initially reserved the equivalent of approximately 54,000 shares of Finn for grants to employees and directors under the American Commercial Lines Inc. 2008 Omnibus Incentive Plan (“the Plan”). According to the terms of the Plan, forfeited share awards and expired stock options become available for future grants.
     Prior to 2009 share-based awards were made to essentially all employees. Since 2009 the Company has restructured its compensation plans and share-based awards have been granted to a significantly smaller group of salaried employees. This change reduced the amount of share-based compensation in the first quarters of both 2011 and 2010. No share-based awards were granted in the first quarter 2011.
     For all share-based compensation, as participants render service over the vesting periods, expense is recorded to the same line items used for cash compensation. Generally, this expense is for the straight-line amortization of the grant date fair market value adjusted for expected forfeitures. Other capital is correspondingly increased as the compensation is recorded. Grant date fair market value for all non-option share-based compensation is the closing market value on the date of grant. Adjustments to estimated forfeiture rates are made when actual results are known, generally when awards are fully earned. Adjustments to estimated forfeitures for awards not fully vested occur when significant changes in turnover rates become evident.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Effective as of the date of the Acquisition on December 21, 2010, all awards that had been granted to non-executive employees and to the former ACL board members vested and were paid out consistent with certain provisions in the Plan. The payment of the intrinsic value of these awards totaling $14,284 was a part of the consideration paid for the Acquisition and included certain previously vested executive shares. This payment by the Company is recorded as an element of the intercompany receivable balance on the condensed consolidated balance sheet. Unvested awards previously granted to Company executives under the Plan were assumed by Finn. There were no changes in the terms and conditions of the awards, except for adjustment to denomination in Finn shares for all award types and conversion to time-based vesting as to the performance units. At March 31, 2011, 8,799 shares were available under the Plan for future awards, but there is no intention that any further awards will be granted under the Plan. See Note 12.
     During the quarter ended March 31, 2011, 3,823 restricted stock units and 8,277 stock options, held by Company executives vested. This vesting event resulted in an increase in additional paid in capital and a tax benefit for the excess of the intrinsic value of the restricted units at the vesting date over the fair value at the date of grant of $1,090.
     In the quarter ended March 31, 2011, the Company recorded total stock-based employee compensation of $1,493. This total included $619 for expense related to certain executive outstanding awards which accelerated in accordance with the terms of the Plan at the date of their separation from service during the quarter. The intrinsic value of awards held by separating executives was paid by the Company to the participants upon their separation from the Company, increasing the Company’s intercompany receivable from Finn. An income tax benefit on the compensation expense of $559 was recognized for the quarter ended March 31, 2011.
     Also during the quarter ended March 31, 2011, subsequent to the issuance of $250,000 of unsecured PIK Notes by ACL I, ACL’s parent company (See Note 6), Finn declared a dividend of $258.50 per share for each outstanding share which was paid to Finn shareholders during the quarter. This reduced Finn’s initial capital of $460,000 to $201,500. Per the terms of the Plan, holders of outstanding share-based equity awards were entitled to receive either dividend rights, participation in the dividend or adjustment of awards to maintain the then-current intrinsic value of the existing awards. Finn elected to pay the dividend per share to holders of vested restricted stock units and performance units and to adjust the strike prices and number of options issued to maintain the intrinsic value at date of dividend, or some combination of such actions. The dividend resulted in payments of $3,659 to Company executives at the date of the dividend, with all remaining share-based awards’ new intrinsic value based on shares of Finn valued at $201.50 per share. The $3,659 payment was made by CBL and increased the Company’s related receivable from Finn.
     As of March 31, 2011, there were 11,620 options outstanding with a weighted average exercise price of $50.11 and 8,154 unvested restricted stock units outstanding.
Note 11. Acquisitions, Dispositions and Impairment
     On December 21, 2010, Finn through the merger of Finn Merger Corporation, a wholly-owned subsidiary of ACL I, (both of whom had no other business activity at the Acquisition date outside the acquisition), completed the acquisition of all of the outstanding equity of ACL, which had its common shares publicly traded since October 7, 2005. ACL is the direct parent of the Company. The purchase price has been preliminarily (pending finalization of valuation of certain acquired tangible and intangible assets and liabilities assessment) allocated and pushed down to the Company. The periods after the Acquisition have been, where appropriate designated in these condensed consolidated financial statements by the heading “Successor Company.”
     The funding of the purchase was made by cash of $460,000 invested in ACL I. $418,277, in aggregate was paid to acquire all of the outstanding shares on the Acquisition date. As further discussed in Note 12 certain participants in the share-based compensation plans of ACL (specifically all non-executive participants, including former board members and certain payments to executives for vested share-based holdings) were paid a total of $14,284 representing the intrinsic value of their vested and unvested shares at the acquisition date computed by multiplying the number of restricted stock units and performance restricted stock units by $33.00 per unit, with “in the money” non-qualified stock options valued by $33.00 minus the strike prices of the underlying options. This payment was funded by the Company and represents a component of the intercompany receivable from Finn on the Company’s statement of financial position. This payment brought the total cash consideration paid to $432,561. In addition ACL I assumed the concurrently funded obligations under the Company’s Existing Credit Facility in the amount of $169,204 including obligation for the payment of $15,170 in debt costs which were paid out of the initial draw down on the Existing Credit Facility. These debt costs were capitalized and will be amortized to interest expense on the effective interest method over the expected life of the Existing Credit Facility. All expenses associated with the transaction were expensed. As further discussed in Note 2, the Company had previously issued $200,000 in 2017 maturity, 12.5% face rate senior notes which remain in place. At the acquisition date these publicly traded senior notes were trading at 117.5, yielding a fair market value of $235,000 on the acquisition date, an additional element of the purchase consideration.

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The summation of the consideration paid is in the following table.

Paid to Zell affiliates	$101,077
Paid to remaining shareholders	317,200
Payments to Share-based compensation holders	14,284
Assumed Credit Facility	169,204
Fair value of the 2017 Senior Notes	235,000

Purchase price	$836,765

Allocation of the Purchase Price
     The purchase price has been preliminarily (pending finalization of valuation of certain acquired tangible and intangible assets and liabilities assessment) allocated as indicated in the following table based primarily on third party appraisal of the major assets and liabilities. These adjustments to fair value are based on Level 3 inputs as defined in FASB guidance on fair value. The amounts allocated to goodwill consist primarily of the value of the Company’s assembled workforces in its transportation and manufacturing segments, but has not yet been allocated to those segments at March 31, 2011. The amount of goodwill is not tax deductible.

Cash and cash equivalents	$22,468
Trade receivables acquired at fair value	90,693
Other working capital, net	(29,958)
Land	20,002
Buildings/Land Improvements	42,187
Boats	294,534
Barges	543,403
Construction-in-progress	13,110
Other long-lived tangible assets	67,780
Favorable charter contracts	25,761
Other long term assets	23,841
Equity Investments	5,725
Jeffboat tradename and intangibles	4,500
Unfavorable contracts	(61,300)
Multi-employer pension liability	(3,497)
Pension and post retirement	(35,102)
Net deferred tax	(207,852)
Goodwill	20,470

Total	$836,765

COMMERCIAL BARGE LINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
   Dispositions and Impairments —
     Three boats were placed into held for sale in the second quarter 2010. One has been returned to active service. At the date returned to service depreciation expense was recorded for the period of its classification as held for sale. The other two boats are, at March 31, 2011, still being actively marketed.
Note 12. Subsequent Event
     On April 12, 2011, Finn, the indirect parent of the Company, adopted the Finn Holding Corporation 2011 Participation Plan (the “Participation Plan”) to provide incentive to key employees of Finn and its subsidiaries by granting performance units to key employees including the Company’s named executive officers, to provide incentive for the key employees to maximize Finn’s performance and to provide maximum returns to Finn’s stockholders. The Participation Plan may be altered, amended or terminated by Finn at any time.
     Under the Participation Plan, the value of the performance units is related to the appreciation in the value of Finn and its subsidiaries, which includes the Company, from and after the date of grant and the performance units vest over a period specified in the applicable award agreement. Participants in the Participation Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with the Company. These qualifying events are described below. The Compensation Committee for the Participation Plan (the “Committee”) determines who is eligible to receive an award, the size and timing of the award and the value of the award at the time of grant. The maximum number of performance units that may be awarded under the Participation Plan is 36,800,000. The performance units generally mature according to the terms approved by the Committee and set forth in a grant agreement. Payment on the performance units is contingent upon the occurrence of either (i) a sale of some or all of Finn common stock by its stockholders, or (ii) Finn’s payment of a cash dividend. The Participation Plan will expire April 1, 2016 and all performance units will terminate upon the expiration of the Participation Plan, unless sooner terminated pursuant to the terms of the Participation Plan.
     Upon the occurrence of a qualifying event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Participation Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock exceed values pre-determined by the Participation Plan. The Company will account for any grants made pursuant to this Participation Plan in accordance with FASB ASC 718, "Compensation — Stock Compensation” (“ASC 718”). It is anticipated that since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense will be recognized until the qualifying event(s) becomes probable and can be estimated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
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
     See the risk factors included in Item 1A of this report for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. The potential for actual results to differ materially from such forward-looking statements should be considered in evaluating our outlook.
     INTRODUCTION
     MD&A is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of Commercial Barge Line Company (the “Company”). MD&A should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying condensed consolidated financial statements and footnotes. MD&A is organized as follows.
     Overview. This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.
     Results of Operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2011 compared to the results of operations for the three months ended March 31, 2010.
     Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of March 31, 2011, and an analysis of the Company’s cash flows for the three months ended March 31, 2011, and March 31, 2010.
     Changes in Accounting Standards. This section describes certain changes in accounting and reporting standards applicable to the Company.
     Critical Accounting Policies. This section describes any significant changes in accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application from those previously described in the Company’s filing on Form 10-K for the year ended December 31, 2010. The Company’s significant accounting policies include those considered to be critical accounting policies.
     Quantitative and Qualitative Disclosures about Market Risk. This section discusses our analysis of significant changes in exposure to potential losses arising from adverse changes in fuel prices and interest rates since our filing on Form 10-K for the fiscal year ended December 31, 2010.
     Due to the acquisition of the Company’s parent, ACL, on December 21, 2010 more fully described in the notes to the condensed consolidated financial statements and the push-down of the purchase price allocation, the financial data in this MD&A as to the 2011 quarter should be regarded as Successor Company data and as to the 2010 quarter as Predecessor Company data. Where appropriate, significant fluctuations caused by the new basis of accounting due to the push-down of the purchase price allocation are separately described herein.
     OVERVIEW
     Our Business
The Company
     Commercial Barge Line Company (“CBL” or the “Company”), a Delaware corporation, is one of the largest and most diversified inland marine transportation and service companies in the United States. CBL provides barge transportation and related services under the provisions of the Jones Act and manufactures barges, primarily for brown-water use. CBL also provides certain naval architectural services to its customers. CBL was incorporated in 2004. CBL is a wholly-owned subsidiary of American Commercial Lines Inc. (“ACL”). ACL is a wholly-owned subsidiary of ACL I Corporation (“ACL I”). ACL I is a wholly owned subsidiary of Finn Holding Corporation (“Finn”). Finn is owned by certain affiliates of Platinum Equity, LLC (“Platinum”). On December 21, 2010, we announced the consummation of the previously announced acquisition of ACL by Platinum (the “Acquisition”). The Acquisition was accomplished through the merger of Finn Merger Corporation, a Delaware corporation and a wholly owned subsidiary of ACL I, a Delaware corporation, with and into ACL.
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
     The Platinum Equity group (“Platinum Group”) is a global acquisition firm headquartered in Beverly Hills, California with offices in Boston, New York and London. Since its founding in 1995, Platinum Group has completed more than 115 acquisition in a broad range of market sectors including technology, industrials, logistics, distribution, maintenance and service. Platinum Group’s current portfolio includes over 30 companies. The firm has a diversified capital base that includes the assets of its portfolio companies as well as capital commitments from institutional investors in private equity funds managed by the firm.
     We currently operate in two primary business segments, transportation and manufacturing. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the United States Inland Waterways, which consists of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 11.6% of the total inland dry cargo barge fleet and 10.8% of the total inland liquid cargo barge fleet as of December 31, 2010, according to InformaEconomics, Inc., a private forecasting service (“Informa”).
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
     Elliot Bay Design Group (“EBDG”), which we acquired during the fourth quarter of 2007, is much smaller than either the transportation or manufacturing segment and is not significant to the primary operating segments of CBL. EBDG is a naval architecture and marine engineering firm, which provides architecture, engineering and production support to customers in the commercial marine industry, while providing ACL with expertise in support of its transportation and manufacturing businesses.
     Certain of the Company’s former operations have been recorded as discontinued operations in all periods presented due to the sale of those entities in prior periods. We sold our wholly-owned subsidiary, Summit Contracting LLC, in November 2009. All remaining activity relates to final sale consideration settlement. All of our international operations in Venezuela and the Dominican Republic were sold in 2006. The only remaining activity related to the international businesses is the formal exit from the Dominican Republic.
     The Industry
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

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center
     Consolidated Financial Overview
     For the quarter ended March 31, 2011 the Company had a net loss of $13.9 million compared to a net loss of $3.5 million in the quarter ended March 31, 2010. Approximately $9.2 million of the decrease in net income was attributable to the push-down of the preliminary purchase price allocation which impacted the Successor company’s performance in the first quarter of 2011. The impacts were primarily due to depreciation and lower gains on disposal of assets due to the impact of higher fair values of assets in the Successor company’s 2011 accounting basis and the negative impact of amortization of favorable lease assets. Purchase price accounting also drove higher fuel and steel costs in the quarter ended March 31, 2011, compared to the 2010 quarter due to the write-up of these assets at December 21, 2010. These higher expenses were partially offset by lower interest expense resulting from amortization of the premium on the Company’s senior notes and the deferred tax benefit related to the revaluations. The remaining change in the respective periods resulted from a decline in the operating ratio on higher transportation segment revenues driven by higher fuel costs, costs of less favorable operating conditions and lower manufacturing margins, partially offset by the impact of lower interest rates on the credit facility negotiated at the Acquisition date.
     The primary causes of changes in operating income in our transportation and manufacturing segments are generally described in the segment overview below in this consolidated financial overview section and more fully described in the Operating Results by Business Segment within this Item 2.
     For the quarter ended March 31, 2011, EBITDA from continuing operations was $12.3 million compared to $15.1 million in the same period of the prior year. EBITDA from continuing operations as a percent of revenue of 6.9% decreased by 3.3 points quarter-over-quarter. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net loss.
     During the three months ended March 31, 2011, $10.0 million of capital expenditures was primarily attributable to completion of 25 new covered, dry cargo barges for the transportation segment, boat and barge capital improvements and facilities improvements.
     During the first quarter of 2011, average face amount of outstanding debt increased approximately $21.0 million from the fourth quarter of the prior year, primarily driven by the timing of the payment of the 2010 incentive awards. Total interest expense for the first quarter of 2011 was $7.5 million or $2.4 million lower than those expenses in the same quarter of 2010. Approximately $1.4 million of the lower interest expense is attributable to the amortization of the $35.0 million Acquisition date premium on the Company’s $200 million in 2017 Notes compared to the $0.3 amortization of the original issue discount on those notes in the first quarter of 2010. Interest expense was also reduced by the lower effective rate on the Company’s new credit facility when compared to the facility in place in the first quarter of 2010 and lower debt issuance cost amortization in 2011.

     Asset management actions including boat sales, impairment adjustments and scrapping of surplus barges in the first quarter of 2011 was less than $0.1 million or $4.3 million lower than the same period of 2010.
     At March 31, 2011, we had total indebtedness of $428.3 million, including the $33.4 million premium recorded at the Acquisition date to recognize the fair value of the Senior Notes, net of amortization through March 31, 2011. At this level of debt we had $195.1 million in remaining availability under our bank credit facility. The bank credit facility has no maintenance financial covenants unless borrowing availability is generally less than $59.4 million. At March 31, 2011, debt levels we were $135.7 million above this threshold.
     Segment Overview
     We operate in two predominant business segments: transportation and manufacturing.
     Transportation
     The transportation segment produces several significant revenue streams. Our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on the Company’s barges, pushed primarily by the Company’s towboats under affreightment contracts. Affreightment contracts include both term and spot market arrangements.
     Non-affreightment revenue is generated either by demurrage charges related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts.
     Under charter/day rate contracts the Company’s boats and barges are leased to third parties who control the use (loading, movement, unloading) of the vessels. The ton-miles for charter/day rate contracts are not included in the Company’s tracking of affreightment ton-miles, but are captured and reported as part of ton-miles non-affreightment.
     Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move.
     Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties.
     Transportation revenue for each contract type for the quarter ended March 31, 2011, is summarized in the key operating statistics table.
     Total affreightment volume measured in ton-miles increased in the first quarter of 2011 to 8.2 billion compared to 7.5 billion in the same period of the prior year with the 13.3% decline in grain ton-mile volume more than offset by increases in coal, bulk, towing and liquid volume.
     For the first quarter 2011, non-affreightment revenues increased by $3.4 million, or 8.2%, primarily due to higher demurrage, and towing revenue. Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The annual differential between peak and trough rates averaged 106% a year over the last five years. Our achieved grain pricing, across all river segments, which rose 9.3% for the 2010 full year, was up 22.9% in the quarter ended March 31, 2011 compared to the same period of the prior year.
     Overall transportation revenues increased approximately 11.3% on a fuel neutral basis in the first quarter of 2011 compared to the same period of the prior year. The increase in the quarter was driven by volume increases in chemicals, steel and pig iron, coal and energy and demurrage, partially offset by lower salt volumes.
     Revenues per average barge operated increased 24.2% in the first quarter of 2011, compared to the same periods of the prior year. Approximately 84% of the increase in the quarter was driven by increased affreightment revenue with the remainder attributable to the change in non-affreightment revenue.
     The $17.0 million decline in the transportation segment’s operating income in the quarter was attributable to depreciation and amortization increases of $14.4 million, $7.9 million higher fuel costs, selling, general and administrative expense increases of $7.3 million, higher operating costs of $7.0 million and $3.8 million lower gains on disposition of equipment which were not fully absorbed by the $26.2 million increase in segment revenue.
     The increases in depreciation and amortization were driven by the push-down of the Acquisition date purchase price allocation resulting in a higher depreciable cost basis in the 2011 quarter. The lower gains on asset disposition resulted from the rollover impact of a 2010 first quarter gain on the sale of a boat.
     The increase in SG&A resulted primarily from higher consulting expenses related to the post-Acquisition transition, higher severance related expenses, the Platinum Equity Advisors, LLC management fee, partially offset by improved bad debt levels, lower outside legal expenses and lower public company expenses.
     The $7.0 million in higher operating costs were primarily related to higher boat and barge repairs, higher cargo claims, higher outside shifting, fleeting, cleaning and towing expenses.
     Net fuel prices increased in the quarter by 1.5 points to 22.2% of segment revenues or $35.8 million. Fuel consumption was up approximately 2.0% for the quarter compared to the same period of the prior year driven by the increase in ton-miles. The average net-of-hedge-impact price per gallon increased 26.0% to $2.61 per gallon in the quarter.
     Key operating statistics regarding our transportation segment are summarized in the following table.

Key Operating Statistics

	Three	% Change to
	Months Ended	Prior Year Quarter
	March 31, 2011	Increase (Decrease)
Ton-miles (000’s):
Total dry	6,798,112	7.8%
Total liquid	564,577	16.7%

Total affreightment ton-miles	7,362,689	8.4%

Total non-affreightment ton-miles	867,245	28.3%

Total ton-miles	8,229,934	10.2%

Average ton-miles per affreightment barge	3,249	13.2%

Rates per ton mile:
Dry rate per ton-mile		15.3%
Fuel neutral dry rate per ton-mile		12.3%
Liquid rate per ton-mile		7.7%
Fuel neutral liquid rate per-ton mile		1.5%
Overall rate per ton-mile	$15.84	14.8%
Overall fuel neutral rate per ton-mile	$15.35	11.3%

Revenue per average barge operated	$66,996	24.2%

Fuel price and volume data:
Fuel price	$2.61	26.0%
Fuel gallons	13,748	2.0%

Revenue data (in thousands):
Affreightment revenue	$116,396	24.4%

Towing	10,933	30.6%
Charter and day rate	17,000	4.7%
Demurrage	11,838	22.6%
Other	4,959	(29.8%)

Total non-affreightment revenue	44,730	8.2%

Total transportation segment revenue	$161,126	19.4%

Data regarding changes in our barge fleet for the quarter ended March 31, 2011, is summarized in the following table.
Barge Fleet Changes

Current Quarter	Dry	Tankers	Total
Barges operated as of the end of the 4th qtr of 2010	2,086	325	2,411
Retired (includes reactivations)	(28)	(7)	(35)
New builds	25	—	25
Purchased	—	—	—
Change in number of barges leased	(3)	—	(3)

Barges operated as of the end of the 1st qtr of 2011	2,080	318	2,398

Data regarding our boat fleet at March 31, 2011, is contained in the following table.
Owned Boat Counts and Average Age by Horsepower Class

		Average
Horsepower Class	Number	Age
1950 or less	35	33.0
Less than 4300	22	35.0
Less than 6200	43	36.3
7000 or over	11	32.5

Total/overall age	111	34.6

     In addition, the Company had 17 chartered boats in service at March 31, 2011. Average life of a boat (with refurbishment) exceeds 50 years. At March 31, 2011, two boats were classified as assets held for sale.
     We had significantly less weather-related lost barge days in the quarter ended March 31, 2011 than in the prior year quarter which resulted in approximately $1.6 million higher boat productivity in the quarter.
     Manufacturing
     The manufacturing segment had an operating loss of $1.0 million in the quarter ended March 31, 2011 compared to $0.2 million of operating income the comparable period of 2010. Though we sold 25 total barges more than in the first quarter of 2010, the mix of tank barges and hoppers was different. In 2011, the manufacturing segment completed the final six deck barges of a production run of forty deck barges begun in the third quarter of 2010 which resulted in breakeven operating income in the quarter as the expected losses on the remaining deck barges had been accrued in 2010. The lack of operating income on these deck barges, combined with the impact of purchase accounting push-down of Acquisition date steel values on the remaining 23 hopper barges drove the small operating loss in the quarter. During the first quarter of 2010 the segment sold three over-sized liquid tank barges and one ocean-going tank barge. First quarter 2011 production was primarily bid during the recent recession at very thin margins, which ultimately were not sufficient to absorb the higher acquisition date value of steel, most of which had been pre-bought at lower cost to lock in positive margins.
     Manufacturing had 21 weather-related lost production days in the quarter, a decrease of four days in the quarter compared to the same period of the prior year.
     Jeffboat built 25 and 33 dry covered hoppers, respectively, in the first quarter of 2011 and 2010 for our transportation segment. Our external backlog was $96.6 million at March 31, 2011 compared to $102.4 million at December 31, 2010. This represents full capacity at the shipyard for the balance of 2011, since remaining slots are expected to be utilized for internal use barges.

     Manufacturing Segment Units Produced for External Sales or Internal Use

	Quarters Ended March 31,
	2011	2010
External sales:
Liquid tank barges	—	3
Ocean tank barges	—	1
Deck barges	6	—
Dry cargo barges	23	—

Total external units sold	29	4

Internal sales:
Liquid tank barges	—	—
Dry cargo barges	25	33

Total units into production	25	33

Total units produced	54	37

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation
NET LOSS TO EBITDA RECONCILIATION
(Dollars in thousands - Unaudited)

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2011	2010
Net loss from continuing operations	$(13,868)	$(3,480)
Discontinued operations, net of income taxes	(8)	—

Consolidated net loss	$(13,876)	$(3,480)

Adjustments from continuing operations:
Interest income	(55)	(1)
Interest expense	7,468	9,853
Depreciation and amortization	27,525	11,999
Taxes	(8,803)	(3,227)
Adjustments from discontinued operations:
Interest income	—	—
Interest expense	—	—
Depreciation and amortization	—	—
Taxes	—	—

EBITDA from continuing operations	12,267	15,144
EBITDA from discontinued operations	(8)	—

Consolidated EBITDA	$12,259	$15,144

Selected segment EBITDA calculations:
Transportation net loss	$(12,757)	$(3,745)
Interest income	(55)	(1)
Interest expense	7,468	9,853
Depreciation and amortization	25,519	11,074
Taxes	(8,803)	(3,227)

Transportation EBITDA	$11,372	$13,954

Manufacturing net loss	$(1,021)	$228
Depreciation and amortization	1,987	841

Total Manufacturing EBITDA	966	1,069
Intersegment profit	—	—

External Manufacturing EBITDA	$966	$1,069

     Management considers EBITDA to be a meaningful indicator of operating performance and uses it as a measure to assess the operating performance of the Company’s business segments. EBITDA provides management with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. Additionally, covenants in our debt agreements contain financial ratios based on EBITDA. EBITDA should not be construed as a substitute for net income or as a better measure of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles (“GAAP”). EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.
     The Company believes that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. Accordingly, the Company is disclosing this information to allow a more comprehensive analysis of its operating performance.

Outlook
     Second Quarter 2011 Weather Event
     As the Company’s second quarter of 2011 began, consistent, continuing heavy rains have exacerbated the high water impacts of record winter snowfalls in the northern United States, resulting in record floods throughout the Inland Waterways. Though some level of spring flooding is normal, the impacts in the current year have been more prolonged and severe. We incurred over 4,000 lost barge days for the month of April, 2011, or almost 150% of the total lost barge days for the entire second quarter of 2010. The Company’s terminals and many of our customers’ terminals have had logistical interruptions during the flooding.
     As of the beginning of May, the National Oceanic and Atmospheric Administration’s forecast of anticipated river crests, which assume only 24 hours of additional rainfall in affected areas, call for crests, on average, more than 10 feet above flood stage at all reporting points along the southern Ohio and southern Mississippi Rivers occurring through late May. The upper Mississippi River remained closed through early May due to multiple lock closures and high river levels. The lower Ohio River, similarly, was also closed from late April due to closure of multiple locks and high water. At existing levels bridge clearance has also become a near-term issue. As the Mississippi River flooding continues moving south, the river and the southern canals could be closed to navigation for some periods of time.
     It is currently not possible to predict the ultimate length of the period for which these conditions will impact the Company’s normal operations and, therefore the ultimate financial impact. Longer-term forecasts in early May, 2011 continue to support severe weather and heavy rain events over the Mississippi River Valley for the next few weeks. If these forecasts are accurate it could prolong or exacerbate the current circumstances.
     It is also not possible to predict the post-event impact on pricing and barge availability across the industry. The rainfall levels, without consideration of the impact of strategic rural levee relief solutions which have and could further render many acres unplantable this growing season, have significantly impacted the planting season for crops throughout the Midwest and may ultimately significantly affect production, particularly for export corn, reducing industry harvest season demand. The Company has responded to the current conditions through cost containment measures on and off the rivers, by concentration on moving only deliverable cargoes and, in some instances, by invoking force majeure for contract relief.
     Longer-term Outlook
     We were acquired by Platinum on December 21, 2010. Though we expect to accelerate many of our strategic initiatives under the direction of our new parent, we will continue to proactively work with our customers, focusing on barge transportation’s position as the lowest cost, most ecologically friendly provider of domestic transportation.
     Although we have continued to see some economic recovery beginning in the second half of 2010 through the end of the first quarter of 2011, we do not expect the economy to reach pre-recession levels in 2011. Historically, we generate stronger financial results in the last half of the year, driven by demand from the grain harvest and the impact of that demand on grain and spot shipping rates. With a slow recovery, however, we remain focused on reducing costs, generating strong cash flow from operations and implementing and accelerating our strategic initiatives. In the second half of 2010 we saw a continuing rebound in demand in our metals and liquids markets driven by the improving economy. Compared to the same periods of the prior year for the transportation segment, in the six months ended June 30, 2010 revenues decreased 5.3%, while in the six months ended December 31, 2010 revenues increased by 8.7%. We also saw a firming of pricing in the second half of 2010, particularly in the fourth quarter, in both the dry and the liquid spot markets. During the first quarter of 2011 our revenues increased 20.5% over the first quarter of 2010. In the first quarter of 2011, we saw the same continuing trend of improved demand in the metals and liquids markets and we are started to see improved pricing opportunities. Demand for export coal has increased significantly in the past six months, driven by increased demand in Asia and mining supply disruptions in some foreign locations. This has firmed up the dry barge supply/demand balance and has lead to significantly improved pricing compared to the prior year in the dry spot market, for grain and other dry commodities, as well as for spot and contract coal volumes. There is no assurance this will be a long term dynamic but we expect the strength for export coal will be sustainable for the balance of 2011. In manufacturing at Jeffboat, since the fall of 2010, we have seen an increase in new barge construction demand. Our backlog for external barge production at March 31, 2011 is in excess of $96 million. We are currently expecting to utilize remaining 2011 capacity to construct barges for internal use by our transportation segment.

OPERATING RESULTS by BUSINESS SEGMENT
Quarter Ended March 31, 2011 as compared with March 31, 2010

				% of Consolidated
	Quarter Ended March 31,			Revenue
	Successor	Predecessor		Quarter Ended
	2011	2010	Variance	2011	2010
REVENUE
Transportation and Services	$162,654	$136,854	$25,800	91.0%	92.3%
Manufacturing (external and internal)	27,981	25,485	2,496	15.7%	17.2%
Intersegment manufacturing elimination	(11,974)	(14,043)	2,069	(6.7%)	(9.5%)

Consolidated Revenue	178,661	148,296	30,365	100.0%	100.0%

OPERATING EXPENSE
Transportation and Services	176,942	134,008	42,934
Manufacturing (external and internal)	29,026	25,239	3,787
Intersegment manufacturing elimination	(11,974)	(14,043)	2,069

Consolidated Operating Expense	193,994	145,204	48,790	108.6%	97.9%

OPERATING (LOSS) INCOME
Transportation and Services	(14,288)	2,846	(17,134)
Manufacturing (external and internal)	(1,045)	246	(1,291)

Consolidated Operating (Loss) Income	(15,333)	3,092	(18,425)	(8.6%)	2.1%

Interest Expense	7,468	9,853	(2,385)
Other Expense (Income)	(130)	(54)	(76)

Loss Before Income Taxes	(22,671)	(6,707)	(15,964)

Income Tax Benefit	(8,803)	(3,227)	(5,576)
Discontinued Operations	(8)	—	(8)

Net Loss	$(13,876)	$(3,480)	$(10,396)

Domestic Barges Operated (average of period beginning and end)	2,405	2,501	(96)

Revenue per Barge Operated (Actual)	$66,996	$53,947	$13,049

     RESULTS OF OPERATIONS
     Quarter ended March 31, 2011 comparison to quarter ended March 31, 2010
     Revenue. Consolidated revenue increased by $30.4 million to $178.7 million, a 20.5% increase compared with $148.3 million for the first quarter of 2010.
     Transportation revenues increased by $26.2 million or 19.4% on 22.9% higher grain pricing (although on 13.3% fewer grain ton-miles) and improved sales mix with 20.0%, 18.9% and 16.7% respective coal, bulk and liquid ton-mile volume increases, while manufacturing revenue increased $4.6 million or 39.9% primarily due to production of a greater number of external barges during the current year first quarter. These increases were partially offset by professional services revenue which decreased by $0.4 million.
     Compared to the first quarter of 2010, revenues per average barge operated increased 24.2% in the first quarter 2011. Approximately 84% of the increase was due to higher affreightment revenue, with the remainder attributable to higher non-affreightment revenue. Our overall fuel-neutral rate increased 11.3% over the first quarter of 2010, with a 12.3% increase in dry cargo and a 1.5% increase in the liquid rate. The strong improvement in the dry cargo rate was primarily due to favorable mix shift. Total volume measured in ton-miles increased in the first quarter of 2010 to 8.2 billion from 7.5 billion in the same quarter of the prior year, an increase of 10.2%. On average, 3.8% or 96 fewer barges operated during the 2011 quarter compared to the 2010 quarter.
     In 2011, the manufacturing segment completed 23 hopper barges and the final six deck barges of a production run of forty deck barges begun in the third quarter of 2010. During the first quarter of 2010 the segment sold three over-sized liquid tank barges and one ocean-going tank barge.
     Operating Expense. Consolidated operating expense increased by $48.8 million or 33.6% to $194.0 million in the first quarter of 2011 compared to the first quarter of 2010.
     Transportation segment expenses, which include gains from asset management actions, were $43.2 million higher in the first quarter of 2011 than in the comparable quarter of 2010. The increase in transportation segment operating expenses was partially attributable to a $14.4 million increase in depreciation and amortization on the higher depreciable asset base in 2011, as a result of the purchase price allocation push-down. Additional factors in the operating expense increase included $7.9 million higher fuel costs, selling, general and administrative expense increases of $7.3 million, higher other operating costs of $7.0 million and $3.8 lower gains on disposition of equipment. The increase in SG&A resulted primarily from higher consulting expenses related to the post-Acquisition transition, higher severance-related expenses, the Platinum Equity Advisors, LLC management fee, partially offset by improved bad debt levels, lower outside legal expenses and lower public company expenses. The $7.0 million in higher operating costs were primarily related to higher boat and barge repairs, higher cargo claims, higher outside shifting, fleeting, cleaning and towing expenses. The lower gains on asset disposition resulted from the rollover impact of a 2010 first quarter gain on the sale of a boat.
     Manufacturing operating expenses increased by $5.9 million due primarily to a higher number of external barges produced in the 2011 quarter as well as $0.6 million attributable to the Acquisition date write-up to market value of steel inventories on hand.
     Operating Loss. Consolidated operating income decreased by $18.4 million to an operating loss of $15.3 million in the first quarter of 2011 compared to the first quarter of 2010. Operating income in the transportation segment decreased by $17.0 million and in the manufacturing segment declined by $1.3 million.
     The transportation segment’s operating loss resulted primarily from the excess of the increases in operating expenses, discussed above, over the $26.5 million positive volume/rate/mix benefit in the quarter, which included approximately $6.4 million benefit of higher grain pricing.
     The manufacturing segment’s operating loss of $1.0 million represented a decline of $1.3 million compared to the same period of 2010. Though a total of 25 more barges were sold than in the first quarter of 2011, the mix of tank barges and hoppers was different. In 2011, the manufacturing segment completed the final six deck barges of a production run of forty deck barges begun in the third quarter of 2010 which resulted in breakeven operating income in the quarter as the expected losses on these remaining deck barges had been accrued in 2010. The lack of operating income on these deck barges, combined with the impact of purchase accounting push-down of Acquisition date steel values of $0.6 million on the tank barges and the remaining 23 hopper barges drove the small operating loss in the quarter.
     Interest Expense. Interest expense decreased $2.4 million to $7.5 million compared to the first quarter of 2010. The decrease was primarily attributable to amortization of the Acquisition purchase allocation push-down of the premium on the Company’s 2017 $200 million in senior notes in 2011 compared to the amortization of the original issue discount on those notes in the first quarter of 2010. Interest expense was also reduced by the lower effective rate on the Company’s new credit facility when compared to the facility in place in the first quarter of 2010 and to lower debt issuance cost amortization in 2011. During the first quarter of 2011, average outstanding face amount of outstanding debt increased approximately $21.0 million from the fourth quarter of the prior year, primarily driven by the timing of the payment of the 2010 incentive awards.

          Income Tax Expense. The effective tax rates in the respective first quarters of 2011 and 2010 were 38.8% and 48.1%. Both rates represent the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing expected full year income in 2011 compared to 2010.
     Net Income (Loss). The net income was lower in the current year quarter due to the reasons noted above.
     LIQUIDITY AND CAPITAL RESOURCES
     Based on past performance and current expectations we believe that cash generated from operations and the liquidity available under our capital structure, described below, will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2011.
     Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity at March 31, 2011, were cash generated from operations and borrowings under our revolving credit facility. Other potential sources of liquidity include proceeds from sale leaseback transactions for fleet assets and barge scrapping and the sale of non-core assets, surplus boats and assets not needed for future operations. We currently expect that our gross 2011 capital expenditures may be up to $85 million.
     Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.
     Concurrently with the Acquisition, on December 21, 2010, CBL, American Commercial Lines LLC, ACL Transportation Services LLC and Jeffboat LLC as borrowers, and ACL and certain subsidiaries as guarantors, entered into the credit agreement, consisting of a senior secured asset-based revolving credit facility in an aggregate principal amount of $475.0 million with a final maturity date of December 21, 2015 (“Existing Credit Facility”). The proceeds of the Existing Credit Agreement are available for use for working capital and general corporate purposes, including certain amounts payable by ACL in connection with the Acquisition. Availability under the Existing Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Company’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Credit Agreement. We are currently prohibited from incurring more than $390.0 million of indebtedness under the Existing Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the 2017 Notes are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the 2017 Notes is replaced or amended or otherwise modified in a manner such that such additional borrowings would be permitted. At the Company’s option, the Existing Credit Facility may be increased by $75.0 million, subject to certain requirements set forth in the Credit Agreement. The Credit Agreement is secured by, among other things, a lien on substantially all of their tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of ACL’s wholly owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.
     For any period that availability is less than a certain defined level set forth in the Credit Agreement (currently $59.4 million) and until no longer less than such level for a 30-day period, the Credit Agreement imposes several financial covenants on ACL and its subsidiaries, including (a) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.1 to 1; and (b) a maximum first lien leverage ratio of 4.25 to 1.0. In addition, the Company has agreed to maintain all cash (subject to certain exceptions) in deposit or security accounts with financial institutions that have agreed to control agreements whereby the lead bank, as agent for the lenders, has been granted control under specific circumstances. The Credit Agreement requires that ACL and its subsidiaries comply with covenants relating to customary matters (in addition to those financial covenants described above), including with respect to incurring indebtedness and liens, using the proceeds received under the Credit Agreement, effecting transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness and paying dividends.
     On July 7, 2009, the Company issued $200 million aggregate principal amount of 12.5% senior secured second lien notes due July 15, 2017, (the “Notes”). The issue price was 95.181% of the principal amount of the Notes. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries.
     Our debt level under the Existing Credit Facility and the 2017 Notes outstanding totaled $428.3 million at March 31, 2011, including the unamortized purchase accounting debt premium of $33.4 million that arose on our parent’s Acquisition in December 2010. We were in compliance with all debt covenants on March 31, 2011. At the March 31, 2011, debt level we had $195.1 million in remaining availability under our Existing Credit Facility. The bank credit facility has no maintenance financial covenants unless borrowing availability is generally less than $59.4 million. At March 31, 2011, debt levels we were $135.7 million above this threshold. Additionally, we are allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position.
     With the four-year term on the Existing Credit Facility and remaining seven-year term on the Notes, we believe that we have an appropriate longer term, lower cost, and more flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.

     Our Indebtedness
     At March 31, 2011, we had total indebtedness of $428.3 million, including the $33.4 million unamortized premium recorded at the Acquisition date to recognize the fair value of the Senior Notes. Our availability is further discussed in Liquidity above.
Net Cash, Capital Expenditures and Cash Flow
     Our net cash flow used in operations was $30.6 million for the quarter ended March 31, 2011. In the quarter ended March 31, 2010, net cash from operations was essentially breakeven. The change in cash used in operations is primarily attributable to the use of cash for working capital in the 2011 quarter of $30.5 million compared to a use of $4.5 million in the prior year quarter. The higher use for working capital in the current year relates primarily to the pre-buy of steel inventories in the manufacturing segment to lock in steel prices for current year builds and to higher sales in the first quarter of 2011 which decreased the reduction in accounts receivable in the quarter. The remaining increase in use of cash from operations resulted from lower net income adjusted for non-cash items in the current year quarter.
     Cash used in investing activities increased $7.8 million in the 2011 first quarter to $14.2 million, despite total property additions and other investing activities declining to $14.3 million in 2011 from $15.9 million in 2010. The overall increase was due to approximately $7.2 million in proceeds from property dispositions in the 2010 quarter related to the sale of a boat. Cash used in investing activities in 2010 was also reduced by the receipt of the proceeds of a government capital investment stimulus grant of $2.3 million. The capital expenditures in both the 2011 and 2010 quarters were primarily for new barge construction, capital repairs and investments in our facilities.
     Net cash provided by financing activities in the quarter ended March 31, 2011 was $47.0 million, compared to net cash provided by financing activities of $6.8 million in the quarter ended March 31, 2010. Cash provided by financing activities in 2011 primarily related to borrowings on the revolving credit facility and a net increase in the level of bank overdrafts on our zero balance accounts, representing checks disbursed but not yet presented for payment. The impact of the tax benefit of share-based compensation was $1.1 million in the quarter ended March 31, 2011. The higher level of cash provided from financing activities, primarily from borrowing on the revolving credit facility funded the working capital increases, the lower other operating cash flow and the cash used in investing activities.
     CHANGES IN ACCOUNTING STANDARDS
     Subsequent to July 2009 the Financial Accounting Standards Board (“FASB”) has issued additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on the Company where the impact is not yet determined are discussed as follows.
     In January 2010, the FASB issued new guidelines and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures for purchases, sales, issuances, and settlements on a gross basis for Level 3 fair value measurements. The adoption of this guidance did not materially impact the Company. These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2010 and have been incorporated herein.
     For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s annual filing on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2010.
     CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include amounts recorded as reserves for doubtful accounts, probable loss estimates regarding long-term construction contracts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related insurance receivables, deferred tax liabilities, assets held for sale, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, recoverability of acquisition goodwill and depreciable lives of long-lived assets.
     No significant changes have occurred to these policies, which are more fully described in the Company’s filing on Form 10-K for the year ended December 31, 2010. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest.
     The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals)

considered necessary for a fair presentation have been included.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as fuel prices and interest rates, and changes in the market value of financial instruments. We are exposed to various market risks, including those which are inherent in our financial instruments or which arise from transactions entered into in the course of business. A discussion of our primary market risk exposures is presented below. The Company neither holds nor issues financial instruments for trading purposes.
     Fuel Price Risk
     For the quarter ended March 31, 2011, fuel expenses for fuel purchased directly and used by our boats represented 22.2% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.6 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. All of our grain movements, which comprised 21.8% of our total transportation segment revenues in the first quarter of 2011, are priced in the spot market. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. Despite these measures fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our vendors on the river, with increases passed through to us in the form of higher costs for external shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. Since 2008 we have entered into fuel price swaps with commercial banks for a portion of our expected fuel usage. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At March 31, 2011, a net asset of approximately $14.0 million has been recorded in the condensed consolidated balance sheet and the gain on the hedge instrument recorded in Other Comprehensive Income, net of hedge ineffectiveness of $0.4 million which was recorded as a reduction of fuel expense. Ultimate gains or losses will not be determinable until the fuel swaps are settled. Realized gains from our hedging program were $2.1 million in the three months ended March 31, 2011. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 8 to our condensed consolidated financial statements. We may increase the quantity hedged based upon active monitoring of fuel pricing outlooks by the management team.
     Interest Rate and Other Risks
     At March 31, 2011, we had $194.9 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $1.9 million annually. This amount would be mitigated, in part, by the tax deductibility of the increased interest payments.
     Foreign Currency Exchange Rate Risks
     The Company currently has no direct exposure to foreign currency exchange risk although exchange rates do impact the volume of goods imported and exported that are transported by barge.
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Quantitative and qualitative disclosures about market risk are incorporated herein by reference from Item 2.
     ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“ICFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15(b)). Based upon this evaluation, the CEO and ICFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The conclusions of the CEO and ICFO from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     The nature of our business exposes us to the potential for legal proceedings relating to labor and employment, personal injury, property damage and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations. See “Note 9. Contingencies” contained in the Notes to the condensed consolidated financial statements for additional detail regarding ongoing legal proceedings.
ITEM 1A. RISK FACTORS
     Set forth below are some of the more significant factors that could affect our industry, our business and our results of operations. In addition to the other information in this document, you should consider carefully the following risk factors. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business.
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

Risks Related to Our Business
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
     These risk are described in more detail under “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2010. We encourage you to read these risk factors in their entirety.
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
     ITEM 4. REMOVED AND RESERVED
     ITEM 5. OTHER INFORMATION
     Not applicable.

     ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Employment Letter Agreement, dated January 7, 2011, by and between American Commercial Lines and Brian McDonald.

10.2*	Supplement to Employment Letter Agreement, dated April 5, 2011, by and between Commercial
Barge Line Company and Brian McDonald.

31.1*	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a-14(a) of the
Securities Exchange Act of 1934.

31.2*	Certification by Brian P. McDonald, Interim Chief Financial Officer, required by Rule
13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2 *	Certification by Brian P. McDonald, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL BARGE LINE COMPANY
By:	/s/ Michael P. Ryan
Michael P. Ryan
President and Chief Executive Officer

By:	/s/ Brian P. McDonald
Brian P. McDonald
Interim Chief Financial Officer (Principal Financial Officer)
Date: May 16, 2011

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*	Employment Letter Agreement, dated January 7, 2011, by and between American Commercial Lines and Brian McDonald.

10.2*	Supplement to Employment Letter Agreement, dated April 5, 2011, by and between Commercial Barge Line Company and Brian McDonald.

31.1*	Certification by Michael P. Ryan, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by Brian P. McDonald, Interim Chief Financial Officer, required by Rule 13a-14(a)of the Securities Exchange Act of 1934.

32.1*	Certification by Michael P. Ryan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2 *	Certification by Brian P. McDonald, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein