Form 10-Q
period 2011-06-30
COMMERCIAL BARGE LINE CO
filed 2011-08-15
CIK 1324482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE
None

COMMERCIAL BARGE LINE COMPANY

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited — In thousands)

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues
Transportation and Services	$165,029	$152,422	$327,683	$289,276
Manufacturing	36,547	11,879	52,554	23,321

Revenues	201,576	164,301	380,237	312,597

Cost of Sales
Transportation and Services	168,259	135,245	327,068	258,297
Manufacturing	35,001	11,462	51,445	21,994

Cost of Sales	203,260	146,707	378,513	280,291

Gross (Loss) Profit	(1,684)	17,594	1,724	32,306
Selling, General and Administrative Expenses	14,024	10,565	32,765	22,185

Operating (Loss) Income	(15,708)	7,029	(31,041)	10,121

Other Expense (Income)
Interest Expense	7,624	9,766	15,092	19,619
Other, Net	(214)	(107)	(344)	(161)

Other Expense	7,410	9,659	14,748	19,458

Loss from Continuing Operations Before Income Taxes	(23,118)	(2,630)	(45,789)	(9,337)
Income Tax Benefit	(7,495)	(1,267)	(16,298)	(4,494)

Loss from Continuing Operations	(15,623)	(1,363)	(29,491)	(4,843)
Discontinued Operations, Net of Tax	18	(2)	10	(2)

Net Loss	$(15,605)	$(1,365)	$(29,481)	$(4,845)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$1,588	$3,707
Accounts Receivable, Net	77,673	83,518
Inventory	81,261	50,834
Deferred Tax Assets	2,882	10,072
Assets Held for Sale	1,223	2,133
Prepaid and Other Current Assets	29,439	32,075

Total Current Assets	194,066	182,339
Properties, Net	938,731	979,655
Investment in Equity Investees	5,950	5,743
Accounts Receivable, Affiliates	12,508	17,400
Other Assets	50,547	53,665
Goodwill	20,470	20,470

Total Assets	$1,222,272	$1,259,272

LIABILITIES
Current Liabilities
Accounts Payable	$47,593	$44,782
Accrued Payroll and Fringe Benefits	12,582	27,992
Deferred Revenue	21,017	14,132
Accrued Claims and Insurance Premiums	12,616	12,114
Accrued Interest	11,797	11,667
Customer Deposits	—	500
Other Liabilities	27,177	25,810

Total Current Liabilities	132,782	136,997
Long Term Debt	418,023	385,152
Pension and Post Retirement Liabilities	38,265	38,615
Deferred Tax Liabilities	186,497	208,651
Other Long Term Liabilities	53,618	60,901

Total Liabilities	829,185	830,316

SHAREHOLDER’S EQUITY
Other Capital	432,774	435,487
Retained Deficit	(42,647)	(6,635)
Accumulated Other Comprehensive Income	2,960	104

Total Shareholder’s Equity	393,087	428,956

Total Liabilities and Shareholder’s Equity	$1,222,272	$1,259,272

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited — In thousands)

	Successor	Predecessor
	Company	Company
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
OPERATING ACTIVITIES
Net Loss	$(29,481)	$(4,845)
Adjustments to Reconcile Net Loss to Net Cash (Used in)
Provided by Operating Activities:
Depreciation and Amortization	55,432	23,911
Debt Premium and Debt Issuance Cost Amortization	(1,336)	2,651
Deferred Taxes	(21,449)	16,438
Gain on Property Dispositions/Impairment of Assets Held for Sale	(1,329)	(3,593)
Share-Based Compensation	1,816	1,623
Other Operating Activities	(4,162)	386
Changes in Operating Assets and Liabilities:
Accounts Receivable	8,919	26,414
Inventory	(30,427)	(17,521)
Other Current Assets	10,736	(13,803)
Accounts Payable	1,359	(4,198)
Accrued Interest	130	(817)
Other Current Liabilities	(4,653)	(13,731)

Net Cash (Used in) Provided by Operating Activities	(14,445)	12,915
INVESTING ACTIVITIES
Property Additions	(16,109)	(21,909)
Proceeds from Property Dispositions	3,307	7,288
Proceeds from Government Grant	—	2,302
Other Investing Activities	(5,642)	1,359

Net Cash Used in Investing Activities	(18,444)	(10,960)
FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	35,736	4,192
Bank Overdrafts on Operating Accounts	1,452	(3,970)
Debt Issuance/Refinancing Costs	(100)	(150)
Dividends Paid	(6,531)	—
Tax Benefit (Expense) of Share-Based Compensation	213	(1,252)
Exercise of Stock Options	—	438
Acquisition of Treasury Stock	—	(721)
Other Financing Activities	—	(200)

Net Cash Provided by (Used in) Financing Activities	30,770	(1,663)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,119)	292
Cash and Cash Equivalents at Beginning of Period	3,707	1,198

Cash and Cash Equivalents at End of Period	$1,588	$1,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited — In thousands)

			Accumulated
			Other
	Other	Retained	Comprehensive
	Capital	Deficit	Income	Total

Balance at December 31, 2010	$435,487	$(6,635)	$104	$428,956
Excess Tax Benefit of Share-based Compensation	213	—	—	213
Cash Dividends	—	(6,531)	—	(6,531)
Comprehensive Loss:
Net Loss	—	(29,481)	—	(29,481)
Net Gain in Fuel Swaps Designated as Cash Flow Hedging Instrument, Net of Tax	—	—	2,856	2,856
Other	(2,926)	—	—	(2,926)

Total Comprehensive Loss			$2,856

Balance at June 30, 2011	$432,774	$(42,647)	$2,960	$393,087

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

The operations of the Company include barge transportation together with related port services along the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”) and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of bulk products, grain, coal, steel and liquids in the United States. The Company has long-term contracts with many of its customers. In addition, the Company manufactures marine equipment for customers in marine transportation and other related industries in the United States. The Company also has an operation engaged in naval architecture and engineering. This operation is significantly smaller than either the transportation or manufacturing segments. In all periods presented, discontinued operations consists of the results of operations related to Summit Contracting Inc. (“Summit”) which was sold in 2009 and the Company’s former international operations which were sold in 2006.

CBL is a wholly-owned subsidiary of American Commercial Lines Inc. (“ACL”). CBL does not conduct any operations independent of its ownership interests in the consolidated subsidiaries. ACL is a wholly-owned subsidiary of ACL I Corporation (“ACL I”). ACL I is a wholly owned subsidiary of Finn Holding Corporation (“Finn”). Finn is primarily owned by certain affiliates of Platinum Equity, LLC (“Platinum”). On December 21, 2010, ACL announced the consummation of the previously announced acquisition of ACL by Platinum (the “Acquisition”, in all instances of usage. See Note 11 for further information). The Acquisition was accomplished through the merger of Finn Merger Corporation, a Delaware corporation and a wholly owned subsidiary of ACL I, a Delaware corporation, with and into American Commercial Lines Inc. The assets of ACL consist principally of its ownership of all of the stock of CBL. In connection with the Acquisition, the purchase price has been preliminarily allocated in these statements as of the Acquisition date. Financial information through but not including the Acquisition date is referred to as “Predecessor” company information, which has been prepared using the Company’s previous basis of accounting. The financial information in periods beginning after December 21, 2010, is referred to as “Successor” company information and reflects the financial statement effects of recording fair value adjustments and the capital structure resulting from the Acquisition. Since the financial statements of the Predecessor and Successor are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Acquisition, they have been separately designated, as appropriate, in these condensed consolidated financial statements.

The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC, ACL Transportation Services LLC, and Jeffboat LLC, each a Delaware limited liability company, and their subsidiaries. Additionally, CBL owns ACL Professional Services, Inc., a Delaware corporation. Prior to 2010, CBL was responsible for corporate income taxes. Following the Acquisition, CBL files as part of the consolidated federal tax return of its indirect parent Finn.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet at that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, estimates of future cash flows used in impairment evaluations, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, estimated sub-lease recoveries and depreciable lives of long-lived assets.

In the opinion of management, for all periods presented, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest and seasonal weather patterns. This recurring phenomenon was exacerbated by the record flooding in the second quarter of 2011 which disrupted normal operations and increased costs throughout that quarter.

Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on the Company where the impact is not yet determined are discussed as follows.

ASU Number 2011-5 was issued in June 2011, amending Topic 220 — Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company will change our existing presentation, but will not impact the components of other comprehensive income. The ASU is effective for fiscal periods beginning after December 15, 2011.

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

Note 2.	Debt

	June 30,	December 31,
	2011	2010

Revolving Credit Facility	$186,046	$150,310
2017 Senior Notes	200,000	200,000
Plus Purchase Premium	31,977	34,842

Total Long Term Debt	$418,023	$385,152

Following the Acquisition, on December 21, 2010, the Company entered into a new credit agreement, consisting of a senior secured asset-based revolving credit facility (“Existing Credit Facility”) in an aggregate principal amount of $475,000 with a final maturity date of December 21, 2015.

On July 7, 2009, the Company issued $200,000 aggregate principal amount of senior secured second lien 12.5% notes due July 15, 2017 (the “2017 Notes”) which were assumed by the acquirer upon acquisition. The 2017 Notes are guaranteed by ACL and by all material existing and future domestic subsidiaries of CBL.

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with the credit agreement, the Company’s obligations under the Existing Credit Facility are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of the Company’s wholly owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.

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

The Existing Credit Facility has no maintenance covenants unless, for any period, that availability under the Existing Credit Facility is less than a certain defined level set forth in the credit agreement. Availability at June 30, 2011, exceeds the specified level by approximately $144,579. Should the springing covenants be triggered in the 2017 Notes and Existing Credit Facility the leverage calculation includes only first lien senior debt, excluding debt under the 2017 Notes. The 2017 Notes and Existing Credit Facility also provide flexibility to execute sale leasebacks, sell assets and issue additional debt to raise additional funds. In addition, the 2017 Notes and Existing Credit Facility place no restrictions on capital spending, but do limit the payment of dividends.

During all periods presented, the Company has been in compliance with the respective covenants contained in its credit agreements.

Note 3.	Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following.

	June 30,	December 31,
	2011	2010

Raw Materials	$35,492	$19,255
Work in Process	17,305	5,844
Parts and Supplies	28,464	25,735

	$81,261	$50,834

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Income Taxes

CBL’s operating entities are primarily single member limited liability companies that are owned by a corporate parent, and are subject to U.S. federal and state income taxes on a combined basis. The Company, following the Acquisition, files as part of Finn’s U.S. and certain state consolidated returns.

The effective tax rates were 32.42% and 48.17% in the respective second quarters and 35.59% and 48.13% in the respective six months ended June 30, 2011, and June 30, 2010. The effective income tax rates are impacted by the significance of consistent levels of permanent book and tax differences on expected full year income in the respective periods.

Note 5.	Employee Benefit Plans

A summary of the components of the Company’s pension and post-retirement plans follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010

Pension Components:
Service cost	$1,120	$1,200	$2,240	$2,400
Interest cost	2,634	2,590	5,268	5,180
Expected return on plan assets	(3,250)	(3,130)	(6,500)	(6,260)
Amortization of unrecognized losses	—	15	—	30

Net periodic benefit cost	$504	$675	$1,008	$1,350

Post-retirement Components:
Service cost	$3	$5	$6	$10
Interest cost	55	87	110	174
Amortization of net gain	—	(270)	—	(540)

Net periodic benefit cost	$58	$(178)	$116	$(356)

Note 6.	Related Party Transactions

There were no related party freight revenues in the three and six month periods ended June 30, 2011 and 2010, and there were no related party receivables included in accounts receivable on the consolidated balance sheets at June 30, 2011 or December 31, 2010, except as contained in the caption Accounts Receivable, Affiliates. Amounts included in that caption relate primarily to the receivable from Finn for a $14,284 portion of the funding of the Acquisition purchase price which represented the intrinsic value of the share-based compensation for certain non-executive level employees which was paid by the Company. Per the American Commercial Lines 2008 Omnibus Incentive Plan, which was assumed by Finn (See Note 10), on a change of control, outstanding awards either vested or had to be rolled over to equity of the acquirer. The payout of all of the interests of non-executive level employees and certain vested executive interests were paid with proceeds of an advance on the Company’s credit facility. The amount of the advance is shown as a receivable from Finn and is partially offset by other normal intercompany transactions between the Company and its direct and indirect parents.

Additionally, during the second quarter of 2011 some of the remaining executive share-based compensation restricted stock units vested and were purchased from each executive by Finn. These purchases were paid by the Company with the aggregate amount recorded as a receivable from Finn. The Company subsequently

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

declared and paid dividends equal to the aggregate amount of these payments and was reimbursed by Finn for these expenditures. See Note 10.

On February 15, 2011, ACL’s parent corporation, ACL I, completed a private placement of $250,000 in aggregate principal amount of 10.625%/11.375% Senior Payment in Kind (“PIK”) Toggle Notes due 2016. Interest on the Senior PIK Toggle Notes (the “PIK Notes”) will accrue at a rate of 10.625% with respect to interest paid in cash and a rate of 11.375% with respect to interest paid by issuing additional Notes. Selection of the interest payment method is solely a decision of ACL I. The proceeds of the PIK Notes offering, net of original issue discount, were used primarily to pay a special dividend to Finn’s shareholders to redeem equity advanced in connection with the acquisition of the Company by certain affiliates of Platinum and to pay certain costs and expenses related to the notes offering. Other than the PIK Notes, neither ACL nor ACL I conducts activities outside the Company. These notes are unsecured and not guaranteed by the Company.

The PIK Notes are not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

Note 7.	Business Segments

The Company has two significant reportable business segments: transportation and manufacturing. The caption “All other segments” currently consists of our services company, which is much smaller than either the transportation or manufacturing segment. ACL’s transportation segment includes barge transportation operations and facilities that provide fleeting, shifting, cleaning and repair services at various locations along the Inland Waterways. The manufacturing segment constructs marine equipment for external customers as well as for the Company’s transportation segment. All of the Company’s international operations, civil construction and environmental consulting services are excluded from segment disclosures due to the reclassification of those operations to discontinued operations.

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

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
Successor	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Three Months ended June 30, 2011
Total revenue	$163,652	$36,600	$1,753	$(429)	$201,576
Intersegment revenues	335	53	41	(429)	—

Revenue from external customers	163,317	36,547	1,712	—	201,576
Operating expense
Materials, supplies and other	61,413	—	—	—	61,413
Rent	6,977	—	—	—	6,977
Labor and fringe benefits	25,683	—	—	—	25,683
Fuel	45,749	—	—	—	45,749
Depreciation and amortization	25,908	—	—	—	25,908
Taxes, other than income taxes	3,246	—	—	—	3,246
Gain on disposition of equipment	(1,303)	—	—	—	(1,303)
Cost of goods sold	—	35,001	586	—	35,587

Total cost of sales	167,673	35,001	586	—	203,260
Selling, general & administrative	12,613	400	1,011	—	14,024

Total operating expenses	180,286	35,401	1,597	—	217,284

Operating (loss) income	$(16,969)	$1,146	$115	$—	$(15,708)

	Reportable Segments		All Other	Intersegment
Predecessor	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Three Months ended June 30, 2010
Total revenue	$150,578	$19,015	$2,024	$(7,316)	$164,301
Intersegment revenues	180	7,136	—	(7,316)	—

Revenue from external customers	150,398	11,879	2,024	—	164,301
Operating expense
Materials, supplies and other	52,602	—	—	—	52,602
Rent	5,151	—	—	—	5,151
Labor and fringe benefits	31,038	—	—	—	31,038
Fuel	31,122	—	—	—	31,122
Depreciation and amortization	11,000	—	—	—	11,000
Taxes, other than income taxes	3,216	—	—	—	3,216
Gain on disposition of equipment	278	—	—	—	278
Cost of goods sold	—	11,462	838	—	12,300

Total cost of sales	134,407	11,462	838	—	146,707
Selling, general & administrative	8,834	625	1,106	—	10,565

Total operating expenses	143,241	12,087	1,944	—	157,272

Operating income (loss)	$7,157	$(208)	$80	$—	$7,029

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
Successor	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Six Months ended June 30, 2011
Total revenue	$324,980	$64,581	$3,297	$(12,621)	$380,237
Intersegment revenues	537	12,027	57	(12,621)	—

Revenue from external customers	324,443	52,554	3,240	—	380,237
Operating expense
Materials, supplies and other	118,256	—	—	—	118,256
Rent	13,964	—	—	—	13,964
Labor and fringe benefits	55,926	—	—	—	55,926
Fuel	81,572	—	—	—	81,572
Depreciation and amortization	51,427	—	—	—	51,427
Taxes, other than income taxes	6,113	—	—	—	6,113
Gain on disposition of equipment	(1,328)	—	—	—	(1,328)
Cost of goods sold	—	51,445	1,138	—	52,583

Total cost of sales	325,930	51,445	1,138	—	378,513
Selling, general & administrative	29,680	1,008	2,077	—	32,765

Total operating expenses	355,610	52,453	3,215	—	411,278

Operating (loss) income	$(31,167)	$101	$25	$—	$(31,041)

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
Predecessor	Transportation	Manufacturing	Segments(1)	Eliminations	Total

Six Months ended June 30, 2010
Total revenue	$285,642	$44,500	$3,956	$(21,501)	$312,597
Intersegment revenues	322	21,179	—	(21,501)	—

Revenue from external customers	285,320	23,321	3,956	—	312,597
Operating expense
Materials, supplies and other	102,423	—	—	—	102,423
Rent	10,389	—	—	—	10,389
Labor and fringe benefits	60,077	—	—	—	60,077
Fuel	59,009	—	—	—	59,009
Depreciation and amortization	22,074	—	—	—	22,074
Taxes, other than income taxes	6,334	—	—	—	6,334
Gain on disposition of equipment	(3,593)	—	—	—	(3,593)
Cost of goods sold	—	21,994	1,584	—	23,578

Total cost of sales	256,713	21,994	1,584	—	280,291
Selling, general & administrative	18,641	1,289	2,255	—	22,185

Total operating expenses	275,354	23,283	3,839	—	302,476

Operating income	$9,966	$38	$117	$—	$10,121

(1)	Financial data for a segment below the reporting threshold is attributable to a segment that provides naval architectural design services.

Note 8.	Financial Instruments, Risk Management and Comprehensive Income (Loss)

The Company has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time the Company has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. For several years the Company has been entering into fuel price swaps with commercial banks. The number of gallons settled and related net gains, as well as additional gallons hedged and unrealized changes in market value are contained in the following table by quarter for the six months ended June 30, 2011. As the hedged fuel is used, these gains were recorded as a decrease to fuel expense, a component of cost of sales.

The fair value of unsettled fuel price swaps is listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges. To the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the hedged fuel is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Other comprehensive income at June 30, 2011 of $2,960 and December 31, 2010 of $104

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisted of gains on fuel hedging, net of the provisions of $1,352 and $62, respectively. Hedge ineffectiveness is recorded in income as a component of fuel expense as incurred.

The carrying amounts and fair values of the Company’s financial instruments, which are recorded in Prepaid and Other Current Assets, are as follows:

		Fair Value of
		Measurements at
		Reporting Date Using
		Markets for Identical
Description	6/30/2011	Assets (Level 1)

Fuel Price Swaps	$6,363	$6,363

The amounts in other comprehensive income are expected to be recorded in income as the underlying gallons are used.

For the three and six months ended June 30, 2011 and 2010 the Company’s change in other comprehensive income (expense) and total comprehensive income are contained in the following table. The changes in other comprehensive income in all periods was driven by changes in the values of open fuel hedges in each period, net of related ineffectiveness and income taxes.

Comprehensive Income (Loss)

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net Loss	$(15,605)	$(1,365)	$(29,481)	$(4,845)
Other Comprehensive Income (Loss)	(3,657)	(1,587)	2,856	(1,762)

Total Comprehensive Loss	$(19,262)	$(2,952)	$(26,625)	$(6,607)

At June 30, 2011, the increase in the fair value of the financial instruments is recorded as a net receivable of $6,363 and as a net-of-tax deferred gain, less hedge ineffectiveness, in other comprehensive income in the consolidated balance sheet. Hedge ineffectiveness resulted in an increase in fuel expense of $172 and a decrease in fuel expense of $272 in the three and six months ended June 30, 2011, respectively. The fair value of the fuel price swaps is based on quoted market prices for identical instruments, or Level 1 inputs as to fair value. The maturity of the fuel price swap contracts extends through July 2012. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Dollars

Fuel Price Swaps at December 31, 2010	7,638	$2,919
1st Quarter 2011 Fuel Hedge Expense	(5,501)	(2,055)
1st Quarter 2011 Changes	24,900	13,181
2nd Quarter 2011 Fuel Hedge Expense	(7,813)	(4,158)
2nd Quarter 2011 Changes	9,501	(3,524)

Fuel Price Swaps at June 30, 2011	28,725	$6,363

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Contingencies

A number of legal actions are pending against the Company in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the Company’s consolidated statements of operations, balance sheets and cash flows.

Stockholder litigation.  On October 22, 2010, a putative class action lawsuit was commenced against ACL, the direct parent of the Company, ACL’s directors, Platinum, Finn and Merger Sub in the Court of Chancery of the State of Delaware. The lawsuit is captioned Leonard Becker v. American Commercial Lines Inc., et al, Civil Action No. 5919-VCL. Plaintiff amended his complaint on November 5, 2010, prior to a formal response from any defendant. On November 9, 2010, a second putative class action lawsuit was commenced against us, our directors, Platinum, Finn and Merger Sub in the Superior/Circuit Court for Clark County in the State of Indiana. The lawsuit is captioned Michael Eakman v. American Commercial Lines Inc., et al., Case No. 1002-1011-CT-1344. In both actions, plaintiffs allege generally that our directors breached their fiduciary duties in connection with the transaction by, among other things, carrying out a process that they allege did not ensure adequate and fair consideration to our stockholders. They also allege that various disclosures concerning the Transaction included in the Definitive Proxy Statement are inadequate. They further allege that Platinum aided and abetted the alleged breaches of duties. Plaintiffs purport to bring the lawsuits on behalf of the public stockholders of the Company and seek equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and attorneys’ fees and costs, among other relief. The Company entered into a Stipulation and Agreement of Compromise and Settlement, dated as of June 18, 2011, which sets forth the terms and conditions of a proposed settlement of the Delaware and Indiana actions, including the dismissal with prejudice and on the merits of all claims against all of the defendants in both the Delaware and Indiana actions in consideration for the supplementation of the Definitive Proxy Statement. The Stipulation and Agreement of Compromise and Settlement, dated as of June 18, 2011, also provides that the defendants will not oppose Plaintiffs’ counsel’s application to the Delaware Court of Chancery for an award of attorneys’ fees and expenses provided that the application does not exceed $400. The proposed settlement is conditioned upon, among other things, approval by the Delaware Court of Chancery. A hearing on the proposed settlement has been scheduled by the Delaware Court of Chancery for September 9, 2011. There can be no assurance that the Delaware Court of Chancery will approve the proposed settlement as stipulated by the parties.

Shareholder Appraisal Action.  On April 12, 2011, IQ Holdings, Inc. filed a Verified Petition for Appraisal of Stock against ACL, the direct parent of the Company, in the Court of Chancery in the State of Delaware. Among other things, the appraisal petition seeks a judicial determination of the fair value of their 250,000 shares of common stock pursuant to 8 Del. C. § 262, and order by the Delaware Court directing ACL to pay the petitioner fair value for any shares entitled to statutory appraisal, together with interest from the effective date of the Merger, taxes, attorney’s fees, and costs. ACL has begun producing documents to Petitioners and the parties are currently negotiating the terms of limited further production. While it is not possible at this time to determine the potential outcome of this action, we do not believe the action will result in a payment by ACL that would materially affect the financial condition of the Company.

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

Collision Incident, Mile Marker 97 of the Mississippi River.  ACL and American Commercial Lines LLC, a wholly-owned subsidiary of CBL, (“ACLLLC”), have been named as defendants in the following putative class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action Lawsuits”): Austin Sicard et al on behalf of themselves and others similarly

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008; and Alvin McBride, on behalf of himself and all others similarly situated v. Laurin Maritime (America) Inc.; Whitefin Shipping Co. Ltd.; D.R.D. Towing Co. LLC; American Commercial Lines Inc.; The New Orleans-Baton Rouge Steamship Pilots Association, Case No. 09-cv-04494 B, filed on July 24, 2009. The McBride v. Laurin Maritime, et al. action has been dismissed with prejudice because it was not filed prior to the deadline set by the Court. The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing Company L.L.C. (“DRD”), an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The Class Action Lawsuits include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic, compensatory and punitive damages for claims of negligence, trespass and nuisance. The Class Action Lawsuits were stayed pending the outcome of the two actions filed in the United States District Court for the Eastern District of Louisiana seeking exoneration from, or limitation of, liability related to the incident as discussed in more detail below. All claims in the class actions have been settled with payment to be made from funds on deposit with the court in the IINA and IINA and Houston Casualty Company interpleader, mentioned below. IINA is DRD’s primary insurer and IINA and Houston Casualty Company are DRD’s excess insurers. The settlement has final approval from the court. Settlement funds were provided to claimants’ counsel and we expect final dismissal of all lawsuits against all parties will be entered, including the Company, with prejudice. Claims under the Oil Pollution Act (“OPA 90”) were dismissed without prejudice. There is a separate administrative process for making a claim under OPA 90 that must be followed prior to litigation. We are processing OPA 90 claims properly presented, documented and recoverable. We have also received numerous claims for personal injury, property damage and various economic damages loss related to the oil spill, including notification by the National Pollution Funds Center of claims it has received. Additional lawsuits may be filed and claims submitted. The claims by two of the three DRD crewmen on the vessel at the time of the incident have been settled with funds paid from the funds on deposit in the interpleader action mentioned below and a final dismissal with prejudice has been entered. The third crew member was the operator of the vessel at the time of the incident and is also a defendant. His claim remains unsettled. We are in early discussions with the Natural Resource Damage Assessment Group, consisting of various State and Federal agencies, regarding the scope of environmental damage that may have been caused by the incident. Recently Buras Marina filed suit in the Eastern District of Louisiana in Case No. 09-4464 against the Company seeking payment for “rental cost” of its marina for cleanup operations. ACL and ACLLLC have also been named as defendants in the following interpleader action brought by DRD’s primary insurer IINA seeking court approval as to the disbursement of the funds: Indemnity Insurance Company of North America v. DRD Towing Company, LLC; DRD Towing Group, LLC; American Commercial Lines, LLC; American Commercial Lines, Inc.; Waits Emmet & Popp, LLC, Daigle, Fisse & Kessenich; Stephen Marshall Gabarick; Bernard Attridge; Austin Sicard; Lamont L. Murphy, individually and on behalf of Murphy Dredging; Deep Delta Distributors, Inc.; David Cvitanovich; Kelly Clark; Timothy Clark, individually and on behalf of Taylor Clark, Bradley Barrosse; Tricia Barrosse; Lynn M. Alfonso, Sr.; George C. McGee; Sherral Irvin; Jefferson Magee; and Acy J. Cooper, Jr., United States District Court, Eastern District of Louisiana, Civil Action 08-4156, Section “I-5,” filed on August 11, 2008. DRD’s excess insurers, IINA and Houston Casualty Company intervened into this action and deposited $9,000 into the Court’s registry. ACLLLC has filed two actions in the United States

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. We have also filed a declaratory judgment action against DRD seeking to have the contracts between them declared “void ab initio”. This action has been consolidated with the limitation actions and stayed pending the outcome of the limitation actions. Trial began August 8, 2011 and is anticipated to continue for several weeks. We participated in the U.S. Coast Guard investigation of the matter and participated in the hearings which have concluded. A finding has not yet been announced. We have also made demand on DRD (including its insurers) and Laurin Maritime for reimbursement of cleanup costs, indemnification and other damages sustained by our Company. However, there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities are significant, we believe our company has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost.

At June 30, 2011, approximately 700 employees of the Company’s manufacturing segment were represented by a labor union under a contract that expires in April 2013.

At June 30, 2011, approximately 20 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expired March 14, 2011, after a short extension for negotiations. We have unilaterally implemented new contract terms, mostly terms agreed with the UMW, and the employees continue to work without interruption.

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

On April 12, 2011, Finn, the indirect parent of the Company, adopted the Finn Holding Corporation 2011 Participation Plan (the “Participation Plan”) to provide incentive to key employees of Finn and its subsidiaries by granting performance units to key stakeholders, including the Company’s named executive officers, to maximize Finn’s performance and to provide maximum returns to Finn’s stockholders. The Participation Plan may be altered, amended or terminated by Finn at any time.

Under the Participation Plan, the value of the performance units is related to the appreciation in the value of Finn from and after the date of grant. The performance units vest over a period specified in the applicable award agreements. Participants in the Participation Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with the Company. These qualifying events are described below. The Compensation Committee for the Participation Plan (the “Committee”) determines who is eligible to receive an award, the size and timing of the award and the value of the award at the time of grant. The performance units generally mature according to the terms approved by the Committee and set forth in a grant agreement. Payment on the performance units is contingent upon the occurrence of either (i) a sale of some or all of Finn common stock by its stockholders, or (ii) Finn’s payment of a cash dividend. The Participation Plan will expire April 1, 2016 and all performance units will terminate upon the expiration of the Participation Plan, unless sooner terminated pursuant to the terms of the Participation Plan.

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The maximum number of performance units that may be awarded under the Participation Plan is 36,800,000. During the quarter ended June 30, 2011, 35,305,000 performance units were granted. None have vested or been forfeited. The fair value of the performance units on their grant date was zero.

Upon the occurrence of a qualifying event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Participation Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock exceed values pre-determined by the Participation Plan. The Company accounts for grants made pursuant to this Participation Plan in accordance with FASB ASC 718, “Compensation — Stock Compensation” (“ASC 718”). It is anticipated that since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense will be recognized until the qualifying event(s) becomes probable and can be estimated.

Prior to the Acquisition, ACL had reserved the equivalent of approximately 54,000 shares of Finn Holding for grants to employees and directors under the American Commercial Lines Inc. 2008 Omnibus Incentive Plan (“the Plan”). According to the terms of the Plan, forfeited share awards and expired stock options become available for future grants.

Prior to 2009, share-based awards were made to essentially all employees. Since 2009 the Company has restructured its compensation plans and share-based awards have been granted to a significantly smaller group of salaried employees. This change reduced the amount of share-based compensation in the quarters and six months ended June 30, 2011 and 2010. No share-based awards were granted under this Plan in the six months ended June 30, 2011.

For all share-based compensation under the Plan, as participants render service over the vesting periods, expense is recorded to the same line items used for cash compensation. Generally, this expense is for the straight-line amortization of the grant date fair market value adjusted for expected forfeitures. Other capital is correspondingly increased as the compensation is recorded. Grant date fair market value for all non-option share-based compensation is the closing market value on the date of grant. Adjustments to estimated forfeiture rates are made when actual results are known, generally when awards are fully earned. Adjustments to estimated forfeitures for awards not fully vested occur when significant changes in turnover rates become evident.

Effective as of the date of the Acquisition on December 21, 2010, all awards that had been granted to non-executive employees and to the former ACL board members vested and were paid out consistent with certain provisions in the Plan. The payment of the intrinsic value of these awards totaling $14,284 was a part of the consideration paid for the Acquisition and included certain previously vested executive shares. This payment by the Company was recorded as an element of the intercompany receivable balance on the condensed consolidated balance sheet. Unvested awards previously granted to Company executives under the Plan were assumed by Finn. There were no changes in the terms and conditions of the awards, except for adjustment to denomination in Finn shares for all award types and conversion to time-based vesting as to the performance units. At June 30, 2011, 8,799 shares were available under the Plan for future awards, but there is no intention that any further awards will be granted under the Plan. See Note 11.

During the quarter ended June 30, 2011, 1,700 restricted stock units, held by separating Company executives, vested. This vesting event resulted in an increase in additional paid in capital and a tax benefit for the excess of the intrinsic value of the restricted units at the vesting date over the fair value at the date of grant of $170.

In the quarter ended June 30, 2011, the Company recorded total stock-based employee compensation of $322. This total included $196 for expense related to certain executive outstanding awards which accelerated in accordance with the terms of the Plan at the date of their separation from service during the quarter. The intrinsic value of awards held by separating executives was paid by the Company to the participants upon their

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separation from the Company, increasing the Company’s intercompany receivable from Finn Holdings. An income tax benefit on the compensation expense of $559 was recognized for the quarter ended June 30, 2011. As of June 30, 2011, there were 7,952 options outstanding with a weighted average exercise price of $50.94 and 6,454 unvested restricted stock units outstanding.

After the payouts to the executives, during the six months ended June 30, 2011, the Company declared and paid dividends to Finn in an amount equal to the gross payments. Finn, in turn, used the proceeds to reimburse the Company for payments made on its behalf to separating executives and to holders of vested restricted units under the Plan.

During the three months ended March 31, 2011, after the issuance of $250,000 of unsecured PIK Notes by ACL I, ACL’s parent company (See Note 6), Finn declared a dividend of $258.50 per share for each outstanding share. The dividend was paid to Finn shareholders during the first quarter. This reduced Finn’s initial capitalization from $460,000 to $201,500.

Per the terms of the Plan, in the event of such dividend, holders of outstanding share-based equity awards were entitled to receive either dividend rights, participation in the dividend or adjustment of awards to maintain the then-current intrinsic value of the existing awards. Finn elected to pay the dividend per share to holders of vested restricted stock units and performance units and to adjust the strike prices and number of options issued to maintain the intrinsic value at date of dividend, or some combination of such actions. The dividend resulted in payments of $3,659 to Company executives at the date of the dividend, with all remaining share-based awards’ new intrinsic value based on shares of Finn valued at $201.50 per share. The $3,659 payment was made by the Company and increased the Company’s related receivable from Finn.

Note 11.	Acquisitions, Dispositions and Impairment

Acquisition of ACL by Finn Holding Corporation (owned primarily by certain affiliates of Platinum Equity, LLC)

On December 21, 2010, Finn Holding Corporation completed the acquisition of all of the outstanding equity of ACL, which had its common shares publicly traded since October 7, 2005. The Acquisition was accomplished through the merger of Finn Merger Corporation, a wholly-owned subsidiary of Finn Intermediate Holding Corporation, subsequently renamed ACL I Corporation, (both of whom had no other business activity at the Acquisition date outside the acquisition). ACL is the direct parent of CBL. The purchase price has been preliminarily (pending finalization of valuation of certain acquired tangible and intangible assets and liabilities assessment) allocated and pushed down to the Company. The periods after the Acquisition have been, where appropriate designated in these condensed consolidated financial statements by the heading “Successor Company.”

The funding of the purchase was made by cash of $460,000 invested in ACL I. $418,277 in aggregate was paid to acquire all of the outstanding shares on the Acquisition date. Certain participants in the share-based compensation plans of ACL (specifically all non-executive participants, including former board members and certain payments to executives for vested share-based holdings) were paid a total of $14,284 representing the intrinsic value of their vested and unvested shares at the acquisition date computed by multiplying the number of restricted stock units and performance restricted stock units by $33.00 per unit, with “in the money” non-qualified stock options valued by $33.00 minus the strike prices of the underlying options. This payment was funded by the Company and represents a component of the intercompany receivable from Finn on the Company’s statement of financial position. This payment brought the total cash consideration paid to $432,561. In addition ACL I assumed the concurrently funded obligations under the Company’s Existing Credit Facility in the amount of $169,204 including obligation for the payment of $15,170 in debt costs which were paid out of the initial draw down on the Existing Credit Facility. These debt costs were capitalized and will be amortized to interest expense on the effective interest method over the expected life of the Existing

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility. All expenses associated with the transaction were expensed. As further discussed in Note 2, the Company had previously issued $200,000 in 2017 maturity, 12.5% face rate senior notes which remain in place. At the acquisition date these publicly traded senior notes were trading at 117.5, yielding a fair market value of $235,000 on the acquisition date, an additional element of the purchase consideration. The summation of the consideration paid is in the following table.

Paid to former largest shareholder	$101,077
Paid to remaining shareholders	317,200
Payments to Share-based compensation holders	14,284
Assumed Credit Facility	169,204
Fair value of the 2017 Senior Notes	235,000

Purchase price	$836,765

Allocation of the Purchase Price  The purchase price has been preliminarily (pending finalization of valuation of certain acquired tangible and intangible assets and liabilities assessment) allocated as indicated in the following table based primarily on third party appraisal of the major assets and liabilities. These adjustments to fair value are based on Level 3 inputs as defined in FASB guidance on fair value. The amounts allocated to goodwill consist primarily of the value of the Company’s assembled workforces in its transportation and manufacturing segments, but has not yet been allocated to those segments at June 30, 2011. The amount of goodwill is not tax deductible.

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

Dispositions and Impairments —

At June 30, 2011, two boats that were placed into assets held for sale in the second quarter 2010 are still expected to be sold and are being actively marketed.

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

See the risk factors included in Item 1A of this report and our Form 10-K for the year ended December 31, 2010, for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. The potential for actual results to differ materially from such forward-looking statements should be considered in evaluating our outlook.

INTRODUCTION

MD&A is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of Commercial Barge Line Company (“CBL”). Unless the context indicates otherwise, the “Company” refers to CBL and its subsidiaries on a consolidated basis. MD&A should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying condensed consolidated financial statements and footnotes. MD&A is organized as follows.

Overview.  This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

Results of Operations.  This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2011, compared to the results of operations for the three and six months ended June 30, 2010.

Liquidity and Capital Resources.  This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of June 30, 2011, and an analysis of the Company’s cash flows for the six months ended June 30, 2011, and June 30, 2010.

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

Due to the Acquisition of the Company’s parent, ACL, on December 21, 2010 more fully described in the notes to the condensed consolidated financial statements and the push-down of the purchase price allocation, the financial data in this MD&A as to the 2011 three and six months ended June 30, 2011, should be regarded as Successor Company data and as to the 2010 three and six months ended June 30, 2010, as Predecessor Company data. Where appropriate, significant fluctuations caused by the new basis of accounting due to the push-down of the purchase price allocation are separately described herein.

OVERVIEW

Our Business

The Company

CBL is a Delaware corporation. The Company is one of the largest and most diversified inland marine transportation and service companies in the United States. The Company provides barge transportation and related services under the provisions of the Jones Act and manufactures barges, primarily for brown-water use. The Company also provides certain naval architectural services to its customers. CBL was incorporated in 2004. CBL is a wholly-owned subsidiary of American Commercial Lines Inc. (“ACL”). ACL is a wholly-owned subsidiary of ACL I Corporation (“ACL I”). ACL I is a wholly owned subsidiary of Finn Holding Corporation (“Finn”). Finn is owned by certain affiliates of Platinum Equity, LLC (“Platinum”). On December 21, 2010, we announced the consummation of the previously announced acquisition of ACL by Platinum (the “Acquisition”). The Acquisition was accomplished through the merger of Finn Merger Corporation, a Delaware corporation and a wholly owned subsidiary of ACL I, a Delaware corporation, with and into American Commercial Lines Inc.

The assets of ACL consist principally of its ownership of all of the stock of CBL. The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC, ACL Transportation Services LLC, and Jeffboat LLC, Delaware limited liability companies, and their subsidiaries. Additionally, CBL owns ACL Professional Services, Inc., a Delaware corporation. Prior to 2010, CBL was responsible for corporate income taxes. Following the Acquisition, CBL files as part of the consolidated federal tax return of its indirect parent Finn. ACL and CBL do not conduct any operations independent of their ownership interests in the consolidated subsidiaries.

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

Elliot Bay Design Group (“EBDG”), which we acquired during the fourth quarter of 2007, is much smaller than either the transportation or manufacturing segment and is not significant to the primary operating segments of the Company. EBDG is a naval architecture and marine engineering firm, which provides architecture, engineering and production support to customers in the commercial marine industry, while providing the Company with expertise in support of its transportation and manufacturing businesses.

Certain of the Company’s former operations have been recorded as discontinued operations in all periods presented due to the sale of those entities in prior periods. We sold our wholly-owned subsidiary, Summit Contracting LLC, in November 2009. All remaining activity relates to final sale consideration settlement. All of our international operations in Venezuela and the Dominican Republic were disposed of in 2006. The only remaining activity related to the international businesses is the formal exit from the Dominican Republic.

The Industry

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, bulk, coal and liquids. Using these broad cargo categories, the following graph depicts the total millions of tons shipped through the United States Inland Waterways for the three and six months ended June 30, 2011 and June 30, 2010 by all carriers according to data from the US Army Corps of Engineers Waterborne Commerce Statistics Center (the “Corps”). The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

Consolidated Financial Overview

For the three and six months ended June 30, 2011, the Company had net losses of $15.6 million and $29.5 million compared to net losses of $1.4 million and $4.8 million in the three and six months ended June 30, 2010.

The increased losses largely resulted from the impact of new basis accounting subsequent to the Acquisition and the estimated after-tax negative margin impact of $6.7 million on the second quarter of record flooding of the Inland Waterway from April through early June of 2011.

The push-down of the preliminary purchase price allocation resulted in after-tax non-comparable net charges of approximately $10.3 million in the second quarter and $19.2 million in the six months ended June 30, 2011. These impacts were primarily related to higher depreciation and lower gains on disposal of assets due to the impact of higher fair values of assets in the Successor company’s 2011 accounting basis and the negative impact of amortization of favorable lease assets. Purchase price accounting also drove higher fuel and steel costs in the six months ended June 30, 2011, compared to the same period of 2010 due to the write-up of these inventories to fair value at the Acquisition date. These higher expenses were partially offset by lower interest expense resulting from amortization of the premium on the Company’s senior notes and the deferred tax benefit related to the revaluations.

The remaining change in the respective period’s losses resulted from a decline in the operating ratio on higher transportation segment revenues and higher acquisition transition expenses. Consistent manufacturing margins on higher external sales partially offset lower transportation segment results. The decline in transportation segment operating margin was driven by higher fuel costs and costs related to the less favorable operating conditions due to record flooding during the second quarter. The change in loss levels were also impacted by higher current year debt levels partially offset by the lower interest rates on the credit facility negotiated at the Acquisition date.

The primary causes of changes in operating income in our transportation and manufacturing segments are generally described in the segment overview below in this consolidated financial overview section and more fully described in the Operating Results by Business Segment within this Item 2.

For the quarter and six months ended June 30, 2011, EBITDA from continuing operations was $12.3 million and $24.6 million compared to $19.0 million and $34.2 million in the comparable periods of the prior year. EBITDA from continuing operations as a percent of revenue was 6.1% for the second quarter and 6.5% for the six months ended June 30, 2011, or decreases of 5.5 points quarter-over-quarter and 4.4 points six months over six months. The decreases in EBITDA were largely attributable to the increased costs during the record flooding in the second quarter of 2011. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDA and a reconciliation of EBITDA to consolidated net loss.

During the six months ended June 30, 2011, $16.1 million of capital expenditures was primarily attributable to completion of 25 new covered, dry cargo barges for the transportation segment, boat and barge capital improvements and facilities improvements.

During the first half of 2011, average face amount of outstanding debt increased approximately $34 million from the December 31, 2010 amount, primarily driven by working capital changes, net capital spending and the payment of the 2010 incentive awards. Total interest expense for the second quarter and six months ended June 30, 2011, was $7.6 million and $15.1 million respectively, or $2.1 million and $4.5 million lower than those expenses in the same periods of 2010. The decline in interest expense was attributable to approximately $1.4 million in the quarter and $2.9 million for the six months ended June 30, 2011, in amortization of the $35.0 million Acquisition date premium on the Company’s $200 million in 2017 Notes compared to the $0.3 million and $0.6 million for the quarter and six months ended June 30, 2010 in amortization of the original issue discount on those notes in the first quarter of 2010.

Asset management actions including boat sales, impairment adjustments and scrapping of surplus barges in the first quarter of 2011 was $1.3 million for both the quarter and six months ended June 30, 2010, or $1.5 million and $5.8 million lower than the respective periods of 2010.

At June 30, 2011, we had total indebtedness of $418.0 million, including the $32.0 million premium recorded at the Acquisition date to recognize the fair value of the Senior Notes, net of amortization through June 30, 2011. At this level of debt we had $204.0 million in remaining availability under our bank credit facility. The bank credit facility has no maintenance financial covenants unless borrowing availability is generally less than $59.4 million. At June 30, 2011, debt levels we were $144.6 million above this threshold.

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

Transportation revenue for each contract type for the quarter and six months ended June 30, 2011, is summarized in the key operating statistics table.

Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The annual differential between peak and trough rates averaged 106% a year over the last five years. Our achieved grain pricing, across all river segments, which rose 9.3% for the 2010 full year, was up 35.4% in the six months ended June 30, 2011, compared to the same period of the prior year, though grain ton-mile volume declined by over 30% in the same period.

Total affreightment volume measured in ton-miles decreased in the second quarter of 2011 to 8.0 billion compared to 8.6 billion in the same period of the prior year primarily as a result of persistent high water restrictions. The lower ton-mile volumes in the second quarter essentially erased the increases attained in the first quarter, with ton-mile volume for the six months ended June 30, 2011, up only 0.9%.

For the quarter and six months ended June 30, 2011, non-affreightment revenues increased by $4.4 million and $7.8 million, or 10.2% and 9.2%, primarily due to higher charter/day-rate, towing and demurrage, partially offset by lower scrapping revenue.

Overall transportation revenues increased approximately 7% on a fuel neutral basis in the six months ended June 30, 2011 compared to the same period of the prior year. The increase in the six months ended June 30, 2011 was driven by volume increases in coal and energy, chemicals, petroleum, steel and pig iron, all other bulk and demurrage, partially offset by lower salt volumes and grain volumes.

Revenues per average barge operated increased 12.6% and 18.0% in the quarter and six months ended June 30, 2011, compared to the same periods of the prior year. Approximately two-thirds and three-quarters of the increase in the quarter and six months ended June 30, 2011, respectively, was driven by increased affreightment revenue with the remainder attributable to the change in non-affreightment revenue.

The $24.1 million decline in the transportation segment’s operating income in the quarter ended June 30, 2011, compared to the same period of the prior year was attributable to higher costs not fully absorbed by the $12.9 million increase in segment revenue. Cost increases included $14.9 million in depreciation and amortization, $14.6 million in fuel costs, $3.8 million in selling, general and administrative expenses, $1.7 million in higher favorable lease amortization and higher other operating costs of $3.6 million, partially offset by $1.6 million higher gains on disposition of equipment.

The $41.1 million decline in the transportation segment’s operating income in the six months ended June 30, 2011, compared to the same period of the prior year was attributable to higher costs not fully absorbed by the $39.1 million increase in segment revenue. Cost increases included $29.4 million in depreciation and amortization, $22.6 million in fuel costs, $11.0 million in selling, general and administrative expenses, $3.4 million in higher favorable lease amortization, higher other operating costs of $11.6 million and $2.3 million lower gains on disposition of equipment.

The increases in depreciation and amortization were driven by the push-down of the Acquisition date purchase price allocation resulting in a higher depreciable cost basis in the quarter and six months ended June 30, 2011. The change in gains on asset disposition resulted from boat sales in the first quarter of 2010 and the second quarter of 2011.

The increases in SG&A resulted primarily from higher consulting expenses related to the Platinum transition, higher severance related expenses, the Platinum Equity management fee and higher medical and claims expenses, partially offset by improved bad debt levels, lower wage and employee related expenses and lower public company expenses.

The higher operating costs were primarily related to higher boat charter expenses, higher repairs expenses, higher claims and, higher outside shifting, fleeting, cleaning and towing expenses. These cost increases more than offset lower wages and incentive expenses and the amortization of an unfavorable contract recorded as part of purchase price accounting.

Net fuel prices increased in the quarter by 7.3 points to 28.0% of segment revenues or $45.7 million. Fuel consumption was up approximately 7.4% for the quarter compared to the same period of the prior year driven by lower boat efficiency in high water conditions. The average net-of-hedge-impact price per gallon increased 36.9% to $3.04 per gallon in the quarter.

Net fuel prices increased in the six months ended June 30, 2011, by 4.4 points to 25.1% of segment revenues or $81.6 million. Fuel consumption was up approximately 4.7% for the six month period compared to the same period of the prior year driven by lower boat efficiency in the second quarter high water conditions. The average net-of-hedge-impact price per gallon increased 32.0% to $2.83 per gallon in the six months ended June 30, 2011.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key Operating Statistics

	Three	% Change to	Six	% Change to
	Months Ended	Prior Year Quarter	Months Ended	Prior Year YTD
	June 30, 2011	Increase (Decrease)	June 30, 2011	Increase (Decrease)

Ton-miles (000’s):
Total dry	6,683,036	(10.2)%	13,481,148	(2.0)%
Total liquid	456,708	(8.6)%	1,021,285	3.8%

Total affreightment ton-miles	7,139,744	(10.1)%	14,502,433	(1.6)%
Total non-affreightment ton-miles	865,438	28.2%	1,732,683	28.3%

Total ton-miles	8,005,182	(7.1)%	16,235,116	0.9%

Average ton-miles per affreightment barge	3,176	(6.8)%	6,426	2.4%
Rates per ton mile:
Dry rate per ton-mile		20.1%		17.7%
Fuel neutral dry rate per ton-mile		11.3%		11.9%
Liquid rate per ton-mile		19.0%		12.8%
Fuel neutral liquid rate per-ton mile		4.1%		2.7%
Overall rate per ton-mile	$16.26	20.1%	$16.05	17.5%
Overall fuel neutral rate per ton-mile	$14.96	10.5%	$15.16	11.0%
Revenue per average barge operated	$68,248	12.6%	$135,185	18.0%
Fuel price and volume data:
Fuel price	$3.04	36.9%	$2.83	32.0%
Fuel gallons	15,043	7.4%	28,791	4.7%
Revenue data (in thousands):
Affreightment revenue	$115,845	7.9%	$232,241	15.6%
Towing	11,301	16.5%	22,234	23.0%
Charter and day rate	21,195	31.8%	38,195	18.2%
Demurrage	8,672	17.2%	20,510	20.3%
Other	6,304	(36.3)%	11,263	(33.6)%

Total non-affreightment revenue	47,472	10.2%	92,202	9.2%

Total transportation segment revenue	$163,317	8.6%	$324,443	13.7%

Data regarding changes in our barge fleet for the quarter and six months ended June 30, 2011, is summarized in the following table.

Barge Fleet Changes

Current Quarter	Dry	Tankers	Total

Barges operated as of March 31, 2011	2,080	318	2,398
Retired (includes reactivations)	(6)	(4)	(10)

Barges operated as of June 30, 2011	2,074	314	2,388

Year-to-date	Dry	Tankers	Total

Barges operated as of December 31, 2010	2,086	325	2,411
Retired (includes reactivations)	(34)	(11)	(45)
New builds	25	—	25
Change in number of barges leased	(3)	—	(3)

Barges operated as of June 30, 2011	2,074	314	2,388

Data regarding our boat fleet at June 30, 2011, is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

		Average
Horsepower Class	Number	Age

1950 or less	35	33.2
Less than 4300	22	35.2
Less than 6200	42	36.3
7000 or over	11	32.8

Total/overall age	110	34.8

In addition, the Company had 17 chartered boats in service at June 30, 2011. Average life of a boat (with refurbishment) exceeds 50 years. At June 30, 2011, two boats were classified as assets held for sale.

Manufacturing

The manufacturing segment had operating income of $1.1 million in the quarter ended June 30, 2011, compared to a $0.2 million operating loss in the comparable period of 2010. This operating income essentially erased the 2011 first quarter’s operating loss in the segment. The first quarter 2011 loss resulted primarily from the impact of purchase accounting push-down of Acquisition date steel values on the hopper barges constructed in that quarter. The Acquisition date steel values were substantially higher than the historical cost of the steel which had been pre-bought at costs which would have generated positive margins if not for the revaluation.

Manufacturing had 16.5 weather-related lost production days in the quarter, an increase of five and a half days in the quarter compared to the same period of the prior year. For the six months ended June 30, 2011, lost one and one half more production days than in the prior year. Though high water conditions on the Ohio River during the second quarter caused some level of inefficiency, better labor efficiency and better matching of steel costs with contract pricing in the quarter resulted in the positive operating income performance. Though we sold 58 total barges more than in the second quarter of 2010, the mix of barges was different. In 2011, the manufacturing segment completed six deck barges and 64 dry hopper barges compared to nine dry hoppers, two tank barges and one ocean-going tanker in the prior year quarter. For the six months ended June 30, 2011, the manufacturing segment completed 12 deck barges and 87 dry hopper barges for external customers, as well as 25 dry covered hoppers for the transportation segment compared to nine dry hoppers, five tank barges and two ocean-going tankers for external customers as well as 50 dry covered hoppers for the transportation segment in the prior year.

Our external backlog was $105.8 million at June 30, 2011, representing 144 barges for 2011 production and 55 barges for 2012 production. The backlog at December 31, 2010, was $102.4 million.

Manufacturing Segment Units Produced for External Sales or Internal Use

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

External sales:
Liquid tank barges	—	2	—	5
Ocean tank barges	—	1	—	2
Deck barges	6	—	12	—
Dry cargo barges	64	9	87	9

Total external units sold	70	12	99	16

Internal sales:
Dry cargo barges	—	17	25	50

Total units into production	—	17	25	50

Total units produced	70	29	124	66

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

NET LOSS TO EBITDA RECONCILIATION

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
	(Unaudited)
Net Loss from Continuing Operations	$(15,623)	$(1,363)	$(29,491)	$(4,843)
Discontinued Operations, Net of Income Taxes	18	(2)	10	(2)

Consolidated Net Loss	$(15,605)	$(1,365)	$(29,481)	$(4,845)

Adjustments from Continuing Operations:
Interest Income	(103)	—	(158)	(1)
Interest Expense	7,624	9,766	15,092	19,619
Depreciation and Amortization	27,907	11,912	55,432	23,911
Taxes	(7,495)	(1,267)	(16,298)	(4,494)
Adjustments from Discontinued Operations:
Interest Income	(18)	—	(18)	—
EBITDA from Continuing Operations	12,310	19,048	24,577	34,192
EBITDA from Discontinued Operations	—	(2)	(8)	(2)

Consolidated EBITDA	$12,310	$19,046	$24,569	$34,190

EBITDA from Continuing Operations by Segment:
Transportation Net Loss	$(16,900)	$(1,229)	$(29,657)	$(4,974)
Interest Income	(103)	—	(158)	(1)
Interest Expense	7,624	9,766	15,092	19,619
Depreciation and Amortization	25,908	11,000	51,427	22,074
Taxes	(7,495)	(1,267)	(16,298)	(4,494)

Transportation EBITDA	$9,034	$18,270	$20,406	$32,224

Manufacturing Net Income (Loss)	$1,162	$(214)	$141	$14
Depreciation and Amortization	1,980	828	3,967	1,669

External Manufacturing EBITDA	$3,142	$614	$4,108	$1,683

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

Outlook

Second Quarter 2011 Weather Event

During the Company’s second quarter of 2011 we incurred almost 14,000 lost barge days compared to less than 3,000 lost barge days in the same period of the prior year. The consistent heavy rains exacerbated the high water impacts of record winter snowfalls in the northern United States, resulting in above flood stage conditions throughout the Inland Waterways for over two months in the 2011 quarter.

In addition to the impact of the lost barge days, much of the Inland Waterway throughout the duration of the flooding was subject to daylight-hours operations only and tow-size restrictions. We estimate that the flood event drove lower revenue and higher costs with a negative margin impact of approximately $10.4 million.

Normal river operating conditions resumed in mid-July.

Longer-term Outlook

We were acquired by Platinum on December 21, 2010. Though we expect to accelerate many of our strategic initiatives under the direction of our new parent, we will continue to proactively work with our customers, focusing on barge transportation’s position as the lowest cost, most ecologically friendly provider of domestic transportation.

Although we have continued to see some economic recovery beginning in the second half of 2010 through the end of the second quarter of 2011, we do not expect the economy to reach pre-recession levels in 2011. Historically, we generate stronger financial results in the last half of the year, driven by demand from the grain harvest and the impact of that demand on grain and spot shipping rates. With a slow recovery, however, we remain focused on reducing costs, generating strong cash flow from operations and implementing and accelerating our strategic initiatives. In the second half of 2010 we saw a continuing rebound in demand in our metals and liquids markets driven by the improving economy. We also saw a firming of pricing in the second half of 2010, particularly in the fourth quarter, in both the dry and the liquid spot markets. During the first quarter of 2011 our revenues increased 20.5% over the first quarter of 2010 on a 10.2% increase in ton-mile volumes. Despite a 7.1% decline in second quarter ton-mile volume our transportation revenues increased by 8.6% over the prior year quarter.

We expect to continue to see improved pricing opportunities as the system normalizes and grain begins moving. Demand for export coal which we had seen increase significantly in the six months prior to the second quarter of 2011, driven by increased demand in Asia and mining supply disruptions in some foreign locations, should return as the ship channels return to normal operation. The demand resulting from the lower industry freight volumes that could move in the second quarter due to flooding combined with demand in dry spot market, for grain and other dry commodities, as well as for spot and contract coal volumes should continue to firm up the dry barge supply/demand balance and should lead to continued improved pricing compared to the prior year. There is no assurance this will be a long term dynamic but we expect the strength for export coal will be sustainable for the balance of 2011.

In the manufacturing segment, since the fall of 2010, we have seen an increase in new barge construction demand. Our backlog for external barge production at June 30, 2011, was $105.8 million, extending into 2012 production. We are currently expecting to utilize remaining 2011 capacity to construct barges for internal use by our transportation segment.

COMMERCIAL BARGE LINE COMPANY OPERATING RESULTS by BUSINESS SEGMENT
Quarter Ended June 30, 2011 as compared with Quarter Ended June 30, 2010

				% of Consolidated
	Quarter Ended June 30,			Revenue
	Successor	Predecessor		2nd Quarter
	2011	2010	Variance	2011	2010
	(Dollars in thousands except where noted)
	(Unaudited)
REVENUE
Transportation and Services	$165,029	$152,422	$12,607	81.9%	92.8%
Manufacturing (external and internal)	36,600	19,015	17,585	18.2%	11.6%
Intersegment manufacturing elimination	(53)	(7,136)	7,083	(0.1)%	(4.4)%

Consolidated Revenue	201,576	164,301	37,275	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	181,883	145,185	36,698
Manufacturing (external and internal)	35,454	19,223	16,231
Intersegment manufacturing elimination	(53)	(7,136)	7,083

Consolidated Operating Expense	217,284	157,272	60,012	107.8%	95.7%
OPERATING INCOME
Transportation and Services	(16,854)	7,237	(24,091)
Manufacturing (external and internal)	1,146	(208)	1,354
Intersegment manufacturing elimination	—	—	—

Consolidated Operating (Loss) Income	(15,708)	7,029	(22,737)	(7.8)%	4.3%
Interest Expense	7,624	9,766	(2,142)
Debt Retirement Expenses		—	0
Other Expense (Income)	(214)	(107)	(107)

Loss Before Income Taxes	(23,118)	(2,630)	(20,488)
Income Tax Benefit	(7,495)	(1,267)	(6,228)
Discontinued Operations	18	(2)	20

Net Loss	$(15,605)	$(1,365)	$(14,240)

Domestic Barges Operated (average of period beginning and end)	2,393	2,482	(89)
Revenue per Barge Operated (Actual)	$68,248	$60,595	$7,653

RESULTS OF OPERATIONS

Quarter ended June 30, 2011 comparison to quarter ended June 30, 2010

Revenue.  Consolidated revenue increased by $37.3 million to $201.6 million, a 22.7% increase compared with $164.3 million for the second quarter of 2010.

Transportation revenues increased by $12.9 million or 8.6% on 20.1% higher pricing on 7.1% less ton-miles. Manufacturing segment revenue increased $24.7 million or 207.7% primarily due to production of a greater number of external barges during the current year first quarter.

Compared to the second quarter of 2010, revenues per average barge operated increased 12.6% in the second quarter 2011. Approximately two-thirds of the increase was due to higher affreightment revenue, with the remainder attributable to higher non-affreightment revenue. Our overall fuel-neutral rate increased 10.5% over the second quarter of 2010, with an 11.3% increase in dry cargo and a 4.1% increase in the liquid rate.

The strong improvement in the dry cargo rate was primarily due to favorable mix shift into export coal. Total volume measured in ton-miles decreased in the second quarter of 2011 to 8.0 billion from 8.6 billion in the same quarter of the prior year, a decrease of 7.1%. On average, 3.6% or 89 fewer barges operated during the 2011 quarter compared to the 2010 quarter.

In 2011, the manufacturing segment completed the six deck barges and 64 dry hopper barges compared to nine dry hoppers, two tank barges and one ocean-going tanker in the prior year quarter.

Operating Expense.  Consolidated operating expense increased by $60.0 million or 38.2% to $217.3 million in the second quarter of 2011 compared to the second quarter of 2010.

Transportation segment expenses, which include gains from asset management actions, were $37.0 million higher in the second quarter of 2011 than in the comparable quarter of 2010. The increase in transportation segment operating expenses was partially attributable to a $14.9 million increase in depreciation and amortization on the higher depreciable asset base in 2011, as a result of the purchase price allocation push-down. Additional factors in the operating expense increase included $14.6 million higher fuel costs, selling, general and administrative expense increases of $3.8 million, $1.7 million higher rent due to Acquisition purchase price allocation recognition of favorable barge leases and higher other operating costs of $3.6 million, partially offset by $1.6 higher gains on disposition of equipment. The increases in SG&A resulted primarily from higher consulting expenses related to the Platinum transition, higher severance related expenses, the Platinum Equity management fee and higher medical and claims expenses, partially offset by improved bad debt levels, lower wage and employee related expenses and lower public company expenses. The higher operating costs were primarily related to higher boat charter expenses, higher repairs expenses, higher claims and higher outside shifting, fleeting, cleaning and towing expenses. These cost increases more than offset lower wages and incentive expenses and the amortization of an unfavorable contract recorded as part of purchase price accounting.

Manufacturing operating expenses increased by $23.3 million due primarily to a higher number of external barges produced in the 2011 quarter.

Operating Loss.  Consolidated operating income decreased by $22.7 million to an operating loss of $15.7 million in the second quarter of 2011 compared to the second quarter of 2010. Operating income in the transportation segment decreased by $24.1 million and operating income in the manufacturing segment improved by $1.4 million.

The transportation segment’s operating loss resulted primarily from the increases in operating expenses, discussed above, not fully absorbed by the $12.9 million increase in segment revenue in the quarter.

The manufacturing segment had operating income of $1.1 million in the quarter ended June 30, 2011, compared to a $0.2 million operating loss in the comparable period of 2010. Though high water conditions on the Ohio River during the second quarter caused some level of inefficiency, better labor efficiency and lower steel costs as a percent of contract revenue for contracts produced in the quarter resulted in the positive operating income performance.

Interest Expense.  Total interest expense for the second quarter ended June 30, 2011, was $7.6 million or $2.1 million lower than those expenses in the same periods of 2010. The decline in interest expense was attributable to approximately $1.4 million in amortization of the $35.0 million Acquisition date premium on CBL’s $200 million in 2017 Notes which reduced interest expense, compared to the $0.3 million for the quarter ended June 30, 2010 in amortization of the original issue discount on those notes in the second quarter of 2010 which increased expense in that period.

Income Tax Expense.  The effective tax rates in the respective second quarters of 2011 and 2010 were 32.4% and 48.2%. Both rates represent the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing expected full year income in 2011 compared to 2010.

Net Income (Loss).  The net income was lower in the current year quarter due to the reasons noted above.

COMMERCIAL BARGE LINE COMPANY OPERATING RESULTS by BUSINESS SEGMENT
Six Months Ended June 30, 2011 as compared with Six Months Ended June 30, 2010

				% of Consolidated
	Six Months Ended June 30,			Revenue
	Successor	Predecessor		Six Months
	2011	2010	Variance	2011	2010
	(Dollars in thousands except where noted)
	(Unaudited)
REVENUE
Transportation and Services	$327,683	$289,276	$38,407	86.2%	92.5%
Manufacturing (external and internal)	64,581	44,500	20,081	17.0%	14.2%
Intersegment manufacturing elimination	(12,027)	(21,179)	9,152	(3.2)%	(6.7)%

Consolidated Revenue	380,237	312,597	67,640	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	358,825	279,193	79,632
Manufacturing (external and internal)	64,480	44,462	20,018
Intersegment manufacturing elimination	(12,027)	(21,179)	9,152

Consolidated Operating Expense	411,278	302,476	108,802	108.2%	96.8%
OPERATING INCOME
Transportation and Services	(31,142)	10,083	(41,225)
Manufacturing (external and internal)	101	38	63
Intersegment manufacturing elimination	—	—	—

Consolidated Operating (Loss) Income	(31,041)	10,121	(41,162)	(8.2)%	3.2%
Interest Expense	15,092	19,619	(4,527)
Other Income	(344)	(161)	(183)

Loss Before Income Taxes	(45,789)	(9,337)	(36,452)
Income Tax Benefit	(16,298)	(4,494)	(11,804)
Discontinued Operations	10	(2)	12

Net Loss	$(29,481)	$(4,845)	$(24,636)

Domestic Barges Operated (average of period beginning and end)	2,400	2,491	(91)
Revenue per Barge Operated (Actual)	$135,185	$114,540	$20,645

RESULTS OF OPERATIONS

Six months ended June 30, 2011 comparison to six months ended June 30, 2010

Revenue.  Consolidated revenue increased by $67.6 million to $380.2 million, a 21.6% increase compared with $312.6 million for the six months ended June 30, 2010.

Transportation revenues increased by $39.1 million or 13.7% on 17.5% higher pricing on approximately a one percent increase in ton-mile volumes, while manufacturing revenue increased $29.2 million or 125.4% primarily due to production of a greater number of external barges during the six months ended June 30, 2011, compared to the same period of the prior year. These increases were partially offset by professional services revenue which decreased by $0.7 million.

Compared to the six months ended June 30, 2010, revenues per average barge operated increased 18.0% in the six months ended June 30, 2011. Approximately three quarters of the increase was due to higher affreightment revenue, with the remainder attributable to higher non-affreightment revenue. Our overall fuel-neutral rate increased 11.0% over the six month ended June 30, 2010, with an 11.9% increase in dry cargo and a 2.7% increase in the liquid rate. The strong improvement in the dry cargo rate was primarily due to favorable mix shift into export coal and bulk cargoes. Total volume measured in ton-miles increased in the six months ended June 30, 2011, to 16.2 billion from 16.1 billion in the same period of the prior year. On average, 3.7% or 91 fewer barges operated during the six months ended June 30, 2011, compared to the same period of 2010.

For the six months ended June 30, 2011, the manufacturing segment completed the 12 deck barges and 87 dry hopper barges for external customers as well as 25 dry covered hoppers for the transportation segment compared to nine dry hoppers, five tank barges and two ocean-going tankers for external customers as well as 50 dry covered hoppers for the transportation segment in the prior year.

Operating Expense.  Consolidated operating expense increased by $108.8 million or 36.0% to $411.3 million in the six months ended June 30, 2011, compared to the same period of 2010.

Transportation segment expenses, which include gains from asset management actions, were $80.3 million higher in the six months ended June 30, 2011, than in the comparable period of 2010. The increase in transportation segment operating expenses was partially attributable to a $29.4 million increase in depreciation and amortization on the higher depreciable asset base in 2011, as a result of the purchase price allocation push-down. Additional factors in the operating expense increase included $22.6 million higher fuel costs, selling, general and administrative expense increases of $11.0 million, higher other operating costs of $11.6 million, $3.4 million in amortization of favorable barge leases and $2.3 million lower gains on disposition of equipment. The increases in SG&A resulted primarily from higher consulting expenses related to the Platinum transition, higher severance related expenses, the Platinum Equity management fee and higher medical and claims expenses, partially offset by improved bad debt levels, lower wage and employee related expenses and lower public company expenses.

The higher operating costs were primarily related to higher boat charter expenses, higher repairs expenses, higher claims and higher outside shifting, fleeting, cleaning and towing expenses. These cost increases more than offset lower wages and incentive expenses and the amortization of an unfavorable contract recorded as part of purchase price accounting.

Manufacturing operating expenses increased by $29.2 million due primarily to a higher number of external barges produced in 2011.

Operating Loss.  Consolidated operating income decreased by $41.2 million to an operating loss of $31.0 million in the six months ended June 30, 2011, compared to the same period of 2010. Operating income in the transportation segment decreased by $41.1 million, with minimal changes in the operating income from other segments.

The transportation segment’s operating loss resulted primarily from the excess of the increases in operating expenses, discussed above, over the $39.1 million revenue increase for the period.

For the six months ended June 30, 2011, the manufacturing segment had operating income of $0.1 million, with operating income in the second quarter essentially offsetting the first quarter loss. The manufacturing segment had operating income of $1.1 million in the quarter ended June 30, 2011, compared to a $0.2 million operating loss in the comparable period of 2010. Though high water conditions on the Ohio River during the second quarter caused some level of inefficiency, better labor efficiency and better matching of steel costs with contracts produced in the quarter resulted in the positive operating income performance. The first quarter loss resulted primarily from the impact of purchase accounting push-down of Acquisition date steel values on the hopper barges constructed in that quarter. First quarter 2011 production was primarily bid during the recent recession at very thin margins, which ultimately were not sufficient to absorb the higher acquisition date value of steel, most of which had been pre-bought at lower cost to lock in positive margins.

Interest Expense.  Total interest expense for the six months ended June 30, 2011, was $15.1 million, or $4.5 million lower than those expenses in the same periods of 2010. The decline in interest expense was attributable to approximately $2.9 million in amortization of the $35.0 million Acquisition date premium on the Company’s $200 million in 2017 Notes which reduced interest expense in the current year. For the six months ended June 30, 2010, total interest expense included $0.6 million of amortization of the original issue discount on those same notes which increased interest expense in the prior year. Interest expense was also impacted by the lower effective rate on the Company’s new credit facility when compared to the facility in place in 2010.

Income Tax Expense.  The effective tax rates in the respective six month periods ended June 30, 2011 and 2010 were 35.6% and 48.1%. Both rates represent the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing expected full year income in 2011 compared to 2010.

Net Income (Loss).  The net income was lower in the six months ended June 30, 2011 due to the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Based on past performance and current expectations we believe that cash generated from operations and the liquidity available under our capital structure, described below, will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2011.

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity at June 30, 2011, were cash generated from operations and borrowings under our revolving credit facility. Other potential sources of liquidity include proceeds from sale leaseback transactions for fleet assets and barge scrapping and the sale of non-core assets, surplus boats and assets not needed for future operations. We currently expect that our gross 2011 capital expenditures may be up to $85 million.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.

Concurrently with the Acquisition, on December 21, 2010, CBL, American Commercial Lines LLC, ACL Transportation Services LLC and Jeffboat LLC as borrowers, and ACL and certain subsidiaries as guarantors, entered into the credit agreement, consisting of a senior secured asset-based revolving credit facility in an aggregate principal amount of $475.0 million with a final maturity date of December 21, 2015 (“Existing Credit Facility”). The proceeds of the Existing Credit Agreement are available for use for working capital and general corporate purposes, including certain amounts payable by ACL in connection with the Acquisition. Availability under the Existing Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Company’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Credit Agreement. We are currently prohibited from incurring more than $390.0 million of indebtedness under the Existing Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the 2017 Notes are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the 2017 Notes is replaced or amended or otherwise modified in a manner such that such additional borrowings would be permitted. At the Company’s option, the Existing Credit Facility may be increased by $75.0 million, subject to certain requirements set forth in the credit agreement. The Existing Credit Facility is secured by, among other things, a lien on substantially all of their tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of ACL’s wholly owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.

For any period that availability is less than a certain defined level set forth in the credit agreement (currently $59.4 million) and until no longer less than such level for a 30-day period, the credit agreement imposes several financial covenants on ACL and its subsidiaries, including (a) a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.1 to 1; and (b) a maximum first lien leverage ratio of 4.25 to 1.0. In addition, the Company has agreed to maintain all cash (subject to certain exceptions) in deposit or security accounts with financial institutions that have agreed to control agreements whereby the lead bank, as agent for the lenders, has been granted control under specific circumstances. The credit agreement requires that ACL and its subsidiaries comply with covenants relating to customary matters (in addition to those financial covenants described above), including with respect to incurring indebtedness and liens, using the proceeds received under the Existing Credit Facility, effecting transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness and paying dividends.

On July 7, 2009, CBL issued $200 million aggregate principal amount of 12.5% senior secured second lien notes due July 15, 2017, (the “Notes”). The issue price was 95.181% of the principal amount of the Notes. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries.

Our debt level under the Existing Credit Facility and the 2017 Notes outstanding totaled $418.0 million at June 30, 2011, including the unamortized purchase accounting debt premium of $32.0 million that arose on our parent’s Acquisition in December 2010. We were in compliance with all debt covenants on June 30, 2011. At the June 30, 2011, debt level we had $204.0 million in remaining availability under our Existing Credit Facility. The bank credit facility has no maintenance financial covenants unless borrowing availability is generally less than $59.4 million. At June 30, 2011, debt levels we were $144.6 million above this threshold. Additionally, we are allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position.

With the four-year term on the Existing Credit Facility and remaining seven-year term on the Notes, we believe that we have an appropriate longer term, lower cost, and more flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.

Our Indebtedness

At June 30, 2011, we had total indebtedness of $418.0 million, including the $32.0 million unamortized premium recorded at the Acquisition date to recognize the fair value of the Senior Notes. Our availability is further discussed in Liquidity above.

Net Cash, Capital Expenditures and Cash Flow

Our net cash flow used in operations was $14.4 million for the six months ended June 30, 2011. In the six months ended June 30, 2010, net cash provided by operations was $12.9 million. The change in cash used in operations is primarily attributable to the lower net income adjusted for non-cash charges in the current year first six months, partially offset by a lower use of cash for working capital in the first six months of 2011 of $13.9 million compared to a use of $23.7 million in the first six months of 2010.

Cash used in investing activities increased $7.5 million in the first six months of 2011 to $18.4 million. The overall increase in cash used in investing activities was due to slightly higher current year investments offset by $3.3 million in proceeds from property dispositions in 2011 compared to approximately $7.3 million in proceeds from property dispositions in the 2010 quarter related to the sale of a boat. Cash used in investing activities in 2010 was also reduced by the receipt of the proceeds of a government capital investment stimulus grant of $2.3 million. The capital expenditures in both the 2011 and 2010 quarters were primarily for new barge construction, capital repairs and investments in our facilities.

Net cash provided by financing activities in the six months ended June 30, 2011, was $30.8 million, compared to net cash used by financing activities of $1.7 million in the six months ended June 30 2010. Cash provided by financing activities in 2011 primarily related to borrowings on the revolving credit facility and a net increase in the level of bank overdrafts on our zero balance accounts, representing checks disbursed but not yet presented for payment. Dividends paid of $6.5 million are equal to the amounts paid for share based compensation holdings to Company executives and former executives. These dividends were in turn used by Finn to repay the intercompany receivable created by the share-based compensation payments. The impact of the tax benefit of share-based compensation was $0.2 million in the six months ended June 30, 2011. The higher level of cash provided from financing activities, primarily from borrowing on the revolving credit facility funded the lower other operating cash flow and the cash used in investing activities.

CHANGES IN ACCOUNTING STANDARDS

Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on the Company where the impact is not yet determined are discussed as follows.

ASU Number 2011-5 was issued in June 2011, amending Topic 220 — Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company will change our existing presentation, but will not impact the components of other comprehensive income. The ASU is effective for fiscal periods beginning after December 15, 2011.

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

Fuel Price Risk

For the quarter ended June 30, 2011, fuel expenses for fuel purchased directly and used by our boats represented 28.0% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.6 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. All of our grain movements, which comprised 19.1% of our total transportation segment revenues in the first six months of 2011, are priced in the spot market. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. Despite these measures, fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our vendors on the river, with increases passed through to us in the form of higher costs for external shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. Since 2008 we have entered into fuel price swaps with commercial banks for a portion of our expected fuel usage. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At June 30, 2011, a net asset of approximately $6.4 million has been recorded in the condensed consolidated balance sheet and the gain on the hedge instrument recorded in Other Comprehensive Income, net of hedge ineffectiveness of $0.3 million which was recorded as a reduction of fuel expense. Ultimate gains or losses will not be determinable until the fuel swaps are settled. Realized gains from our hedging program were $6.2 million in the six months ended June 30, 2011. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 8 to our condensed consolidated financial statements. We may increase the quantity hedged based upon active monitoring of fuel pricing outlooks by the management team.

Interest Rate and Other Risks

At June 30, 2011, we had $186.0 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $1.9 million annually. This amount would be mitigated, in part, by the tax deductibility of the increased interest payments.

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

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Interim Chief Executive Officer (“ICEO”) and Interim Chief Financial Officer (“ICFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15(b)). Based upon this evaluation, the ICEO and ICFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The conclusions of the ICEO and ICFO from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

These risks are described in more detail under “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2010. We encourage you to read these risk factors in their entirety.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1+	Commercial Barge Line Company 2011 Annual Incentive Plan Corporate Employees (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 19, 2011).
10.2*+	Employment Letter Agreement, dated July 20, 2011, by and between American Commercial Lines Inc. and Mark Klee Knoy.
10.3*+	Employment Letter Agreement, dated July 19, 2011, by and between American Commercial Lines Inc. and David Huls.
31.1*	Certification by Paul Bridwell, Interim Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification by Brian P. McDonald, Interim Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification by Paul Bridwell, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Brian P. McDonald, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Statement of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herein

+	Management contract or compensatory plan or arrangement

**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMERCIAL LINES INC.

By:	/s/ Paul Bridwell
Paul Bridwell
Interim Chief Executive Officer

By:	/s/ Brian P. McDonald
Brian P. McDonald
Interim Chief Financial Officer
(Principal Financial Officer)

Date: August 15, 2011

INDEX TO EXHIBITS

Exhibit No.	Description

10.1+	Commercial Barge Line Company 2011 Annual Incentive Plan Corporate Employees (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 19, 2011).
10.2*+	Employment Letter Agreement, dated July 20, 2011, by and between American Commercial Lines Inc. and Mark Klee Knoy.
10.3*+	Employment Letter Agreement, dated July 19, 2011, by and between American Commercial Lines Inc. and David Huls.
31.1*	Certification by Paul Bridwell, Interim Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification by Brian P. McDonald, Interim Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification by Paul Bridwell, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Brian P. McDonald, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Statement of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herein

+	Management contract or compensatory plan or arrangement

**	To be filed by amendment.