Form 10-Q/A
period 2011-06-30
COMMERCIAL BARGE LINE CO
filed 2011-09-14
CIK 1324482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
COMMERCIAL BARGE LINE COMPANY
(Exact Name of Registrant as Specified in Charter)

Delaware	333-124454-12	03-0552365

(State or other jurisdiction	(Commission File Number)	(I.R.S. Employer
of		Identification No.)
incorporation or organization)

1701 E. Market Street,	47130
Jeffersonville, Indiana	(Zip Code)
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Commercial Barge Line Company Inc. for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).
     No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.
     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS
The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
10.1	Commercial Barge Line Company 2011 Annual Incentive Plan Corporate Employees (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 19, 2011).

10.2*	Employment Letter Agreement, dated July 20, 2011, by and between American Commercial Lines Inc. and Mark Klee Knoy.

10.3*	Employment Letter Agreement, dated July 19, 2011, by and between American Commercial Lines Inc. and David Huls.

31.1*	Certification by Paul Bridwell, Interim Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by Brian P. McDonald, Interim Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Paul Bridwell, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by Brian P. McDonald, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Statement of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	These exhibits were previously filed as exhibits to the Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     Commercial Barge Line Company
By:       /s/ David J. Huls
David J. Huls
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: September 14, 2011