Form 10-Q
period 2011-09-30
COMMERCIAL BARGE LINE CO
filed 2011-11-14
CIK 1324482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

COMMERCIAL BARGE LINE COMPANY

(Exact Name of Registrant as Specified in Charter)

Delaware	333-124454-12	03-0552365
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1701 E. Market Street, Jeffersonville, Indiana		47130
(Address of principal executive offices)		(Zip Code)

(812) 288-0100

(Registrant’s telephone number, including area code)

Former name or former address, if changed since last report:

N/A

1701 East Market Street Jeffersonville, Indiana	47130
(Address of principal executive offices)	(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

COMMERCIAL BARGE LINE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited — In thousands)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenues
Transportation and Services	$197,884	$165,762	$525,567	$455,038
Manufacturing	35,086	41,524	87,640	64,845

Revenues	232,970	207,286	613,207	519,883

Cost of Sales
Transportation and Services	172,932	133,529	500,000	391,826
Manufacturing	34,932	41,486	86,377	63,480

Cost of Sales	207,864	175,015	586,377	455,306

Gross Profit	25,106	32,271	26,830	64,577
Selling, General and Administrative Expenses	13,164	11,989	45,929	34,174

Operating Income (Loss)	11,942	20,282	(19,099)	30,403

Other Expense (Income)
Interest Expense	7,553	9,815	22,645	29,434
Other, Net	(188)	(181)	(532)	(342)

Other Expense	7,365	9,634	22,113	29,092

Income (Loss) from Continuing Operations Before Income Taxes	4,577	10,648	(41,212)	1,311
Income Tax (Benefit) Expense	(486)	5,583	(16,784)	1,089

Income (Loss) from Continuing Operations	5,063	5,065	(24,428)	222
Discontinued Operations, Net of Tax	(1)	—	9	(2)

Net Income (Loss)	$5,062	$5,065	$(24,419)	$220

Dividends declared and paid	$—	$—	$6,531	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,911	$3,707
Accounts Receivable, Net of Allowance of $798 and $0	86,822	83,518
Inventory	75,456	50,834
Deferred Tax Asset	2,494	10,072
Assets Held for Sale	873	2,133
Prepaid and Other Current Assets	23,976	32,075

Total Current Assets	191,532	182,339
Properties, Net	938,142	979,655
Investment in Equity Investees	5,897	5,743
Accounts Receivable, Affiliates	13,639	17,400
Other Assets	48,235	53,665
Goodwill	20,470	20,470

Total Assets	$1,217,915	$1,259,272

LIABILITIES
Current Liabilities
Accounts Payable	$38,487	$44,782
Accrued Payroll and Fringe Benefits	15,158	27,992
Deferred Revenue	19,717	14,132
Accrued Claims and Insurance Premiums	12,453	12,114
Accrued Interest	5,585	11,667
Customer Deposits	—	500
Other Liabilities	31,357	25,810

Total Current Liabilities	122,757	136,997
Long Term Debt	435,910	385,152
Pension and Post Retirement Liabilities	32,651	38,615
Deferred Tax Liabilities	183,018	208,651
Other Long Term Liabilities	49,976	60,901

Total Liabilities	824,312	830,316

SHAREHOLDER’S EQUITY
Other Capital	426,243	435,487
Retained Deficit	(31,054)	(6,635)
Accumulated Other Comprehensive (Loss) Income	(1,586)	104

Total Shareholder’s Equity	393,603	428,956

Total Liabilities and Shareholder’s Equity	$1,217,915	$1,259,272

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited — In thousands)

	Successor Company	Predecessor Company
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
OPERATING ACTIVITIES
Net (Loss) Income	$(24,419)	$220
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	82,081	35,118
Debt Issuance Cost (Debt Premium) Amortization	(1,988)	3,978
Deferred Taxes	(24,668)	19,936
Gain on Property Dispositions	(1,294)	(7,357)
Contributions to Defined Benefit Plan	(7,458)	—
Share-Based Compensation	2,204	3,094
Other Operating Activities	(2,269)	5,735
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,748)	12,547
Inventory	(24,622)	(7,645)
Other Current Assets	15,676	(10,376)
Accounts Payable	(8,270)	2,400
Accrued Interest	(6,082)	(7,103)
Other Current Liabilities	(4,167)	(8,106)

Net Cash (Used in) Provided by Operating Activities	(7,024)	42,441

INVESTING ACTIVITIES
Property Additions	(42,894)	(37,577)
Proceeds from Property Dispositions	3,383	7,337
Proceeds from Government Grant	—	2,302
Other Investing Activities	(5,823)	1,167

Net Cash Used in Investing Activities	(45,334)	(26,771)

FINANCING ACTIVITIES
Revolving Credit Facility Borrowings (Repayments)	55,042	(1,518)
Bank Overdrafts on Operating Accounts	1,975	(2,905)
Debt Issuance/Refinancing Costs	(137)	(153)
Dividends Paid	(6,531)	—
Tax Benefit (Expense) of Share-Based Compensation	—	(1,208)
Exercise of Stock Options	—	510
Acquisition of Treasury Stock	—	(721)
Other Financing Activities	213	(532)

Net Cash Provided by (Used in) Financing Activities	50,562	(6,527)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,796)	9,143
Cash and Cash Equivalents at Beginning of Period	3,707	1,198

Cash and Cash Equivalents at End of Period	$1,911	$10,341

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Unaudited — In thousands)

	Other Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$435,487	$(6,635)	$104	$428,956
Cash Dividends	(6,531)	—	—	(6,531)
Other	(2,713)	—	—	(2,713)
Comprehensive Loss:
Net Loss	—	(24,419)	—	(24,419)
Net Loss on Fuel Swaps Designated as Cash Flow Hedging Instrument, Net of Tax	—	—	(1,690)	(1,690)

Total Comprehensive Loss				$(26,109)

Balance at September 30, 2011	$426,243	$(31,054)	$(1,586)	$393,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited — Dollars in thousands unless otherwise indicated)

Note 1.    Reporting Entity and Accounting Policies

Commercial Barge Line Company (“CBL”) is a Delaware corporation. In these financial statements, unless the context indicates otherwise, the “Company” refers to CBL and its subsidiaries on a consolidated basis. CBL is a wholly-owned subsidiary of American Commercial Lines Inc. (“ACL”). CBL does not conduct any operations independent of its ownership interests in the consolidated subsidiaries. ACL is a wholly-owned subsidiary of ACL I Corporation (“ACL I”). ACL I is a wholly owned subsidiary of Finn Holding Corporation (“Finn”). Finn is primarily owned by certain affiliates of Platinum Equity, LLC (the certain affiliates of Platinum Equity, LLC referred to as “Platinum”). On December 21, 2010, Platinum acquired ACL. This acquisition is referred to herein as the “Acquisition”, in all instances of usage. See Note 11 for further information. The Acquisition was accomplished through the merger of Finn Merger Corporation (“Finn Merger”), a Delaware corporation and a wholly owned subsidiary of ACL I, a Delaware corporation, with and into ACL. The assets of ACL consist principally of its ownership of all of the stock of CBL. In connection with the Acquisition, the purchase price has been preliminarily allocated in these statements as of the Acquisition date. CBL does not conduct any operations independent of its ownership of all of the equity interests in American Commercial Lines LLC (“ACL LLC”, ACL Transportation Services LLC (“ACLTS”) and Jeffboat LLC (“Jeffboat”), Delaware limited liability companies, and ACL Professional Services, Inc., a Delaware corporation and their subsidiaries. Financial information through but not including the Acquisition date is referred to as “Predecessor” company information, which has been prepared using CBL’s previous basis of accounting. The financial information in periods beginning after December 21, 2010, is referred to as “Successor” company information and reflects the financial statement effects of recording fair value adjustments and the capital structure resulting from the Acquisition. Since the financial statements of the Predecessor and Successor are not comparable as a result of the application of acquisition accounting and CBL’s capital structure resulting from the Acquisition, they have been separately designated, as appropriate, in these condensed consolidated financial statements. Prior to 2010, CBL was responsible for corporate income taxes. Following the Acquisition, CBL files as part of the consolidated federal tax return of its indirect parent Finn. In these financial statements, unless the context indicates otherwise, the “Company” refers to CBL and its subsidiaries on a consolidated basis.

The operations of CBL include barge transportation together with related port services along the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”) and marine equipment manufacturing. Barge transportation accounts for the majority of CBL’s revenues and includes the movement of bulk products, grain, coal, steel and liquids in the United States. CBL has long-term contracts with many of its customers. In addition, CBL manufactures marine equipment for customers in marine transportation and other related industries in the United States. CBL also has an operation engaged in naval architecture and engineering. This operation is significantly smaller than either the transportation or manufacturing segments. In all periods presented, discontinued operations consists of the results of operations related to Summit Contracting Inc. (“Summit”) which was sold in 2009 and CBL’s former international operations which were sold in 2006.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet at that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, estimates of future cash flows used in impairment evaluations, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, estimated sub-lease recoveries and depreciable lives of long-lived assets.

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

Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on CBL where the impact is not yet determined are discussed as follows.

ASU Number 2011-5 was issued in June 2011, amending Topic 220 — Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by CBL will change our existing presentation, but will not impact the components of other comprehensive income. The ASU is effective for fiscal periods beginning after December 15, 2011.

ASU Number 2011-8 was issued in September 2011, amending Topic 350 Intangibles — Goodwill and Other. The ASU allows entities to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, whereas previous guidance required as the first step in an at least annual evaluation a computation of the fair value of a reporting entity. The ASU is effective for fiscal periods beginning after December 15, 2011, however early adoption is permitted. The Company has not yet determined whether it will early adopt.

ASU Number 2011-9 was issued in September 2011, amending Subtopic 715-80 Compensation-Retirement Benefits-Multiemployer Plans. The ASU requires expanded disclosures about an employer’s participation in multiemployer plans, including the plan name, identifying number, the level of an employer’s participation, information about funding status of the plan and the nature of the commitments to the plans. The ASU does not modify current accounting for such plans and therefore will not have an effect on the Company’s financial position, operations or cash flow. The ASU is effective for fiscal periods beginning after December 15, 2011.

For further information, refer to the consolidated financial statements and footnotes thereto, included in CBL’s annual filing on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2010.

Certain prior year amounts have been reclassified in these financial statements to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Debt

	September 30, 2011	December 31, 2010
Revolving Credit Facility	$205,352	$150,310
2017 Senior Notes	200,000	200,000
Plus Purchase Premium	30,558	34,842

Total Long Term Debt	$435,910	$385,152

Concurrent with the Acquisition, on December 21, 2010, ACL, CBL, ACL LLC, ACLTS and Jeffboat (the “Borrowers”) entered into a new senior secured asset-based revolving credit facility (“Credit Facility”) which provides for borrowing capacity of up to an aggregate principal amount of $475,000 with a final maturity date of December 21, 2015. Proceeds of the Credit Facility are available for use by the Borrowers and, subject to certain limitations, their subsidiaries for working capital and general corporate purposes, including funding of certain amounts paid by the ACL in connection with the Acquisition. At the Acquisition, proceeds of the Credit Facility were used, in part, to fund the liquidation of ACL’s previous facility and certain expenses associated with the Acquisition.

The Borrowers may also use the Credit Facility to issue letters of credit up to a total of $50,000. Availability under the Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Company’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Credit Facility agreement. The Borrowers are currently prohibited from incurring more than $390,000 of indebtedness under the Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the 2017 Notes (defined below) are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the 2017 Notes is replaced or amended or otherwise modified in a manner such that additional borrowings would be permitted. At the Borrowers’ option, the Credit Facility may be increased by $75,000, subject to certain requirements set forth in the credit agreement.

In accordance with the credit agreement, the Borrowers’ obligations under the Credit Facility are secured by, among other things, a lien on substantially all of their tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property) and a pledge of the capital stock of each of ACL’s wholly-owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.

Borrowings under the Credit Facility bear interest, at the Borrowers’ option, at either (i) an alternate base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin will, depending on average availability under the Credit Facility, range from 2.00% to 2.50% in the case of base rate loans and 2.75% to 3.25% in the case of LIBOR rate loans. Interest is payable (a) in the case of base rate loans, monthly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every three months. A commitment fee is payable monthly in arrears at a rate per annum equal to 0.50% of the daily unused amount of the commitments in respect of the Credit Facility. The Borrowers, at their option, may prepay borrowings under the Credit Facility and re-borrow such amounts, at any time (subject to applicable borrowing conditions) without penalty, in whole or in part, in minimum amounts and subject to other conditions set forth in the Credit Facility.

On July 7, 2009, CBL issued $200,000 aggregate principal amount of senior secured second lien 12.5% notes due July 15, 2017 (the “2017 Notes”). At the Acquisition date these publicly traded senior notes

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were trading at 117.5, yielding a fair market value of $235,000. The 2017 Notes are guaranteed by ACL and by all material existing and future domestic subsidiaries of CBL.

The Credit Facility has no financial covenants unless borrowing availability is generally less than a certain defined level set forth in the credit agreement. Availability at September 30, 2011, exceeds the specified level by approximately $133,962. Should the springing covenants be triggered, the leverage calculation would include only first lien senior debt, excluding debt under the 2017 Notes. The 2017 Notes and Credit Facility also provide flexibility to execute sale leasebacks, sell assets and issue additional debt to raise additional funds. In addition, the Credit Facility places no direct restrictions on capital spending, but, subject to certain exceptions for redeemable capital interests, management benefit plans and stock dividends, as well as a $20,000 allowance for such payments, does limit the payment of cash dividends to a level equal to half of cumulative consolidated net income since July 1, 2009 plus the aggregate amount of any new capital contributions or equity offering proceeds. Outstanding redeemable capital interests and management benefit plans totaled less than $5,000 at September 30, 2011, and, since July 1, 2009, there has been no available cumulative consolidated net income through September 30, 2011. No new capital contributions or equity offerings were made in fiscal 2011.

The 2017 Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended, to purchasers in the United States and in accordance with Regulation S under the Securities Act to purchasers outside of the United States.

During all periods presented the Company has been in compliance with the respective covenants contained in the Credit Facility.

Note 3.    Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following.

	September 30, 2011	December 31, 2010

Raw Materials	$34,829	$19,255
Work in Process	12,876	5,844
Parts and Supplies	27,751	25,735

	$75,456	$50,834

Note 4.    Income Taxes

CBL’s operating entities are primarily single member limited liability companies that are owned by a corporate parent, and are subject to U.S. federal and state income taxes on a combined basis. Following the Acquisition, CBL files as part of Finn’s U.S. and certain state consolidated returns.

The effective tax rates were (10.6)% and 40.7% in the respective three and nine months ended September 30, 2011 and 52.4% and 83.1% in the respective three and nine months ended September 30, 2010. The effective tax rates in the respective three and nine months ended September 30, 2011 and 2010, were distorted by the discrete tax item for a change in IRS Administrative Procedures related to an IRS Revenue Procedure regarding transaction success fees which increased the benefit in the third quarter of 2011 by $1.9 million and a discrete tax item which increased the provision in the third quarter of the prior year by $0.5 related to the reduction of the state tax benefit for the 2009 operating loss. Remaining benefit/provision represents the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing expected full year income in 2011 compared to 2010.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.     Employee Benefit Plans

A summary of the components of CBL’s pension and post-retirement plans expenses follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor 2011	Predecessor 2010	Successor 2011	Predecessor 2010

Pension Components:
Service cost	$1,120	$1,122	$3,360	$3,366
Interest cost	2,634	2,606	7,902	7,818
Expected return on plan assets	(3,250)	(3,130)	(9,750)	(9,390)
Amortization of unrecognized losses	—	14	—	42

Net periodic benefit cost	$504	$612	$1,512	$1,836

Post-retirement Components:
Service cost	$3	$3	$9	$9
Interest cost	55	69	165	207
Amortization of net gain	—	(331)	—	(993)

Net periodic benefit cost	$58	($259)	$174	($777)

Note 6.     Related Party Transactions

There were no related party freight revenues in the three and nine month periods ended September 30, 2011 and 2010, and there were no related party receivables included in accounts receivable on the consolidated balance sheets at September 30, 2011 or December 31, 2010, except as contained in the caption Accounts Receivable, Affiliates. Amounts included in that caption relate primarily to the receivable from Finn for a $14,284 portion of the funding of the Acquisition purchase price which represented the intrinsic value of the share-based compensation for certain non-executive level employees which was paid by CBL, net of other intercompany transactions. Per the American Commercial Lines 2008 Omnibus Incentive Plan, which was assumed by Finn (See Note 10), on a change of control, outstanding awards either vested or had to be rolled over to equity of Finn. The payout of all of the interests of non-executive level employees and certain vested executive interests were paid with proceeds of an advance on CBL’s credit facility. The amount of the advance is shown as a receivable from Finn and is partially offset by other normal intercompany transactions between CBL and its direct and indirect parents.

Additionally, during the second quarter of 2011 some of the remaining executive share-based compensation restricted stock units vested and were purchased from each executive by Finn. These purchases were paid by CBL with the aggregate amount recorded as a receivable from Finn. CBL subsequently declared and paid dividends equal to the aggregate amount of these payments and was reimbursed by Finn for these expenditures. See Note 10.

On February 15, 2011, ACL’s parent corporation, ACL I, completed a private placement of $250,000 in aggregate principal amount of 10.625%/11.375% Senior Payment in Kind (“PIK”) Toggle Notes due 2016. Interest on the Senior PIK Toggle Notes (the “PIK Notes”) will accrue at a rate of 10.625% with respect to interest paid in cash and a rate of 11.375% with respect to interest paid by issuing additional Notes. Selection of the interest payment method is solely a decision of ACL I made at the start of each interest period. ACL I selected the PIK rate of 11.375% in the initial period. The proceeds of the PIK Notes offering, net of original issue discount, were used primarily to pay a special dividend to Finn’s shareholders to redeem equity advanced in

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the acquisition of CBL by certain affiliates of Platinum and to pay certain costs and expenses related to the notes offering. Other than the PIK Notes, neither ACL nor ACL I conducts activities outside CBL. These notes are unsecured and not guaranteed by CBL.

The PIK Notes are not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

Note 7.    Business Segments

The Company has two significant reportable business segments: transportation and manufacturing. The caption “All other segments” currently consists of our services company, which is much smaller than either the transportation or manufacturing segment. ACL’s transportation segment includes barge transportation operations and facilities that provide fleeting, shifting, cleaning and repair services at various locations along the Inland Waterways. The manufacturing segment constructs marine equipment for external customers as well as for the Company’s transportation segment. All of CBL’s international operations, civil construction and environmental consulting services are excluded from segment disclosures due to the reclassification of those operations to discontinued operations.

Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies described in CBL’s filing on Form 10-K for the year ended December 31, 2010.

Intercompany sales are transferred at the lower of cost or fair market value and intersegment profit is eliminated upon consolidation.

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

Successor	Reportable Segments		All Other Segments(1)	Intersegment Eliminations	Total
	Transportation	Manufacturing
Three Months ended September 30, 2011
Total revenue	$196,694	$56,907	$1,582	$(22,213)	$232,970
Intersegment revenues	344	21,821	48	(22,213)	—

Revenue from external customers	196,350	35,086	1,534	—	232,970
Operating expense
Materials, supplies and other	63,391	—	—	—	63,391
Rent	6,960	—	—	—	6,960
Labor and fringe benefits	28,875	—	—	—	28,875
Fuel	45,347	—	—	—	45,347
Depreciation and amortization	24,645	—	—	—	24,645
Taxes, other than income taxes	3,094	—	—	—	3,094
Loss on disposition of equipment	60	—	—	—	60
Cost of goods sold	—	34,932	560	—	35,492

Total cost of sales	172,372	34,932	560	—	207,864
Selling, general & administrative	11,823	453	888	—	13,164

Total operating expenses	184,195	35,385	1,448	—	221,028

Operating income (loss)	$12,155	$(299)	$86	$—	$11,942

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other Segments(1)	Intersegment Eliminations	Total
Predecessor	Transportation	Manufacturing
Three Months ended September 30, 2010
Total revenue	$163,868	$41,617	$2,076	$(275)	$207,286
Intersegment revenues	182	93	—	(275)	—

Revenue from external customers	163,686	41,524	2,076	—	207,286
Operating expense
Materials, supplies and other	57,229	—	—	—	57,229
Rent	5,182	—	—	—	5,182
Labor and fringe benefits	31,430	—	—	—	31,430
Fuel	29,726	—	—	—	29,726
Depreciation and amortization	10,294	—	—	—	10,294
Taxes, other than income taxes	2,612	—	—	—	2,612
Gain on disposition of equipment	(3,764)	—	—	—	(3,764)
Cost of goods sold	—	41,486	820	—	42,306

Total cost of sales	132,709	41,486	820	—	175,015
Selling, general & administrative	10,232	635	1,122	—	11,989

Total operating expenses	142,941	42,121	1,942	—	187,004

Operating income (loss)	$20,745	$(597)	$134	$—	$20,282

	Reportable Segments		All Other Segments(1)	Intersegment Eliminations	Total
Successor	Transportation	Manufacturing
Nine Months ended September 30, 2011
Total revenue	$521,674	$121,488	$4,879	$(34,834)	$613,207
Intersegment revenues	881	33,848	105	(34,834)	—

Revenue from external customers	520,793	87,640	4,774	—	613,207
Operating expense
Materials, supplies and other	181,647	—	—	—	181,647
Rent	20,924	—	—	—	20,924
Labor and fringe benefits	84,801	—	—	—	84,801
Fuel	126,919	—	—	—	126,919
Depreciation and amortization	76,072	—	—	—	76,072
Taxes, other than income taxes	9,207	—	—	—	9,207
Gain on disposition of equipment	(1,268)	—	—	—	(1,268)
Cost of goods sold	—	86,377	1,698	—	88,075

Total cost of sales	498,302	86,377	1,698	—	586,377
Selling, general & administrative	41,503	1,461	2,965	—	45,929

Total operating expenses	539,805	87,838	4,663	—	632,306

Operating (loss) income	$(19,012)	$(198)	$111	$—	$(19,099)

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other Segments(1)	Intersegment Eliminations	Total
Predecessor	Transportation	Manufacturing
Nine Months ended September 30, 2010
Total revenue	$449,510	$86,117	$6,032	$(21,776)	$519,883
Intersegment revenues	504	21,272	—	(21,776)	—

Revenue from external customers	449,006	64,845	6,032	—	519,883
Operating expense
Materials, supplies and other	159,652	—	—	—	159,652
Rent	15,571	—	—	—	15,571
Labor and fringe benefits	91,507	—	—	—	91,507
Fuel	88,735	—	—	—	88,735
Depreciation and amortization	32,368	—	—	—	32,368
Taxes, other than income taxes	8,946	—	—	—	8,946
Gain on disposition of equipment	(7,357)	—	—	—	(7,357)
Cost of goods sold	—	63,480	2,404	—	65,884

Total cost of sales	389,422	63,480	2,404	—	455,306
Selling, general & administrative	28,873	1,924	3,377	—	34,174

Total operating expenses	418,295	65,404	5,781	—	489,480

Operating income (loss)	$30,711	$(559)	$251	$—	$30,403

(1)	Financial data for a segment below the reporting threshold is attributable to a segment that provides naval architectural design services.

Note 8.     Financial Instruments, Risk Management and Comprehensive Income (Loss)

The Company has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time the Company has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. For several years the Company has been entering into fuel price swaps with commercial banks. The number of gallons settled and related net gains, as well as additional gallons hedged and unrealized changes in market value are contained in the following table by quarter for the nine months ended September 30, 2011. As hedged fuel is used, any gains or losses incurred are recorded as a decrease or increase to fuel expense, a component of cost of sales.

The fair value of unsettled fuel price swaps is listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges. To the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the hedged fuel is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Other comprehensive loss at September 30, 2011 of ($1,586) and other comprehensive income at December 31, 2010 of $104 consisted of gains (losses) on fuel hedging, net of the related tax provisions (benefits) of ($972) and $62, respectively. Hedge ineffectiveness is recorded in income as a component of fuel expense as incurred.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and fair values of CBL’s financial instruments, which are recorded in Accrued Liabilities, are as follows:

Description	9/30/2011	Fair Value of Measurements at Reporting Date Using Markets for Identical Assets (Level 1)
Fuel Price Swaps	($1,832)	($1,832)

The amounts in other comprehensive income are expected to be recorded in income as the underlying gallons are used.

For the three and nine months ended September 30, 2011 and 2010 the Company’s change in other comprehensive income (expense) and total comprehensive income are contained in the following table. The changes in other comprehensive income in all periods was driven by changes in the values of open fuel hedges in each period, net of related ineffectiveness and income taxes.

Comprehensive Income (Loss)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended Sept. 30, 2011	Three Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010
Net Income (Loss)	$5,062	$5,065	$(24,419)	$220
Other Comprehensive (Loss) Income	(4,546)	727	(1,690)	(1,035)

Total Comprehensive Income (Loss)	$516	$5,792	$(26,109)	$(815)

At September 30, 2011, the fair value of the financial instruments is recorded as a net liability of $1,832 in the consolidated balance sheet and as a net-of-tax deferred gain, less hedge ineffectiveness, in other comprehensive income in the consolidated balance sheet. Hedge ineffectiveness resulted in an increase to fuel expense of $307 and $35 in the third quarter and first nine months of 2011 respectively. The fair value of the fuel price swaps is based on quoted market prices for identical instruments, or Level 1 inputs as to fair value. The maturity of the fuel price swap contracts extends through July 2012. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Dollars
Fuel Price Swaps at December 31, 2010	7,638	$2,919
1st Quarter 2011 Fuel Hedge (Income) Expense	(5,501)	(2,055)
1st Quarter 2011 Changes	24,900	13,181
2nd Quarter 2011 Fuel Hedge (Income) Expense	(7,813)	(4,158)
2nd Quarter 2011 Changes	9,501	(3,524)
3rd Quarter 2011 Fuel Hedge (Income) Expense	(6,812)	(2,708)
3rd Quarter 2011 Changes	—	(5,487)

Fuel Price Swaps at September 30, 2011	21,913	$(1,832)

COMMERCIAL BARGE LINE COMPANY

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

Stockholder litigation. On October 22, 2010, a putative class action lawsuit was commenced against ACL, ACL’s directors, Platinum, Finn and Finn Merger in the Court of Chancery of the State of Delaware. The lawsuit is captioned Leonard Becker v. American Commercial Lines Inc. et al, Civil Action No. 5919-VCL. Plaintiff amended his complaint on November 5, 2010, prior to a formal response from any defendant. On November 9, 2010, a second putative class action lawsuit was commenced against ACL, ACL’s directors, Platinum, Finn and Finn Merger in the Superior/Circuit Court for Clark County in the State of Indiana. The lawsuit is captioned Michael Eakman v. American Commercial Lines Inc., et al., Case No. 1002-1011-CT-1344. In both actions, plaintiffs allege generally that the directors breached their fiduciary duties in connection with the transaction by, among other things, carrying out a process that they allege did not ensure adequate and fair consideration to the stockholders. They also allege that various disclosures concerning the Transaction included in the Definitive Proxy Statement are inadequate. They further allege that Platinum aided and abetted the alleged breaches of duties. Plaintiffs purport to bring the lawsuits on behalf of the public stockholders of the Company and seek equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and attorneys’ fees and costs, among other relief. ACL entered into a Stipulation and Agreement of Compromise and Settlement, dated as of June 18, 2011, which sets forth the terms and conditions of a proposed settlement of the Delaware and Indiana actions, including the dismissal with prejudice and on the merits of all claims against all of the defendants in both the Delaware and Indiana actions in consideration for the supplementation of the Definitive Proxy Statement and payment of $200 of plaintiffs’ attorney fees. The Settlement was approved by the Court and the actions have been dismissed.

Shareholder Appraisal Action. On April 12, 2011, IQ Holdings, Inc. filed a Verified Petition for Appraisal of Stock against ACL in the Court of Chancery in the State of Delaware. Among other things, the appraisal petition seeks a judicial determination of the fair value of their 250,000 shares of common stock pursuant to 8 Del. C. § 262, and order by the Delaware Court directing ACL to pay the petitioner fair value for any shares entitled to statutory appraisal, together with interest from the effective date of the Merger, taxes, attorney’s fees, and costs. ACL has begun producing documents to Petitioners and the parties are currently negotiating the terms of limited further production. While it is not possible at this time to determine the potential outcome of this action, we do not believe the action will result in a payment by ACL that would materially affect the financial condition, operations or cash flows of the Company.

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

Collision Incident, Mile Marker 97 of the Mississippi River. ACL and American Commercial Lines LLC, a wholly-owned subsidiary of CBL, (“ACLLLC”), have been named as defendants in the following putative class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action Lawsuits”): Austin Sicard et al on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company,

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008; and Alvin McBride, on behalf of himself and all others similarly situated v. Laurin Maritime (America) Inc.; Whitefin Shipping Co. Ltd.; D.R.D. Towing Co. LLC; American Commercial Lines Inc.; The New Orleans-Baton Rouge Steamship Pilots Association, Case No. 09-cv-04494 B, filed on July 24, 2009. The McBride v. Laurin Maritime, et al. action has been dismissed with prejudice because it was not filed prior to the deadline set by the Court. The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACLLLC’s tank barges that was being towed by DRD Towing Company L.L.C. (“DRD”), an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The Class Action Lawsuits include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic, compensatory and punitive damages for claims of negligence, trespass and nuisance. The Class Action Lawsuits were stayed pending the outcome of the two actions filed in the United States District Court for the Eastern District of Louisiana seeking exoneration from, or limitation of, liability related to the incident as discussed in more detail below. All claims in the class actions have been settled with payment to be made from funds on deposit with the court in the IINA and IINA and Houston Casualty Company interpleader, mentioned below. IINA is DRD’s primary insurer and IINA and Houston Casualty Company are DRD’s excess insurers. The settlement has final approval from the court. Settlement funds were provided to claimants’ counsel and we expect final dismissal of all lawsuits against all parties will be entered, including the Company, with prejudice. Claims under the Oil Pollution Act (“OPA 90”) were dismissed without prejudice. There is a separate administrative process for making a claim under OPA 90 that must be followed prior to litigation. We are processing OPA 90 claims properly presented, documented and recoverable. We have also received numerous claims for personal injury, property damage and various economic damages loss related to the oil spill, including notification by the National Pollution Funds Center of claims it has received. Additional lawsuits may be filed and claims submitted. The claims by two of the three DRD crewmen on the vessel at the time of the incident have been settled with funds paid from the funds on deposit in the interpleader action mentioned below and a final dismissal with prejudice has been entered. The third crew member was the operator of the vessel at the time of the incident and is also a defendant. His claim remains unsettled. We are in early discussions with the Natural Resource Damage Assessment Group, consisting of various State and Federal agencies, regarding the scope of environmental damage that may have been caused by the incident. Recently Buras Marina filed suit in the Eastern District of Louisiana in Case No. 09-4464 against the Company seeking payment for “rental cost” of its marina for cleanup operations. ACL and ACLLLC have also been named as defendants in the following interpleader action brought by DRD’s primary insurer IINA seeking court approval as to the disbursement of the funds: Indemnity Insurance Company of North America v. DRD Towing Company, LLC; DRD Towing Group, LLC; American Commercial Lines, LLC; American Commercial Lines, Inc.; Waits Emmet & Popp, LLC, Daigle, Fisse & Kessenich; Stephen Marshall Gabarick; Bernard Attridge; Austin Sicard; Lamont L. Murphy, individually and on behalf of Murphy Dredging; Deep Delta Distributors, Inc.; David Cvitanovich; Kelly Clark; Timothy Clark, individually and on behalf of Taylor Clark, Bradley Barrosse; Tricia Barrosse; Lynn M. Alfonso, Sr.; George C. McGee; Sherral Irvin; Jefferson Magee; and Acy J. Cooper, Jr., United States District Court, Eastern District of Louisiana, Civil Action 08-4156, Section “I-5,” filed on August 11, 2008. DRD’s excess insurers, IINA and Houston Casualty Company intervened into this action and deposited $9,000 into the Court’s registry. ACLLLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. We have also filed a declaratory judgment action against DRD seeking to have the contracts between them declared “void ab initio”. This action has been consolidated with the

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limitation actions and stayed pending the outcome of the limitation actions. Trial has concluded and post trial briefs have been submitted. Closing arguments are scheduled for December 2011. On August 22, 2011 an action was filed in the U.S. District Court for the Eastern District of Louisiana captioned United States of America v. American Commercial Lines LLC and D.R.D. Towing, LLC, Civil Action No. 2:11-cv-2076. The action seeks damages of approximately $25 million, including certain repayment to the Oil Spill Liability Trust Fund for sums it paid related to the cleanup of the oil spill, a civil penalty under the Clean Water Act in an amount to be determined at trial as well as a claim for natural resources. On July 25, 2011 an action was filed in the 25th Judicial District for the Parish of Plaquemines State of Louisiana captioned Chuc Nguyen, et al. v. American Commercial Lines, Inc. and its Insurers, ABC Insurance Company and Indemnity Insurance Company of North America, No. 58936. The action seeks damages for real or personal property, loss of subsistence use of natural resources associated with loss of profits or impairment of earning capacity. We participated in the U.S. Coast Guard investigation of the matter and participated in the hearings which have concluded. A finding has not yet been announced. We have also made demand on DRD (including its insurers) and Laurin Maritime for reimbursement of cleanup costs, indemnification and other damages sustained by our Company. However, there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities are significant, we believe our company has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost.

At September 30, 2011, approximately 700 employees of CBL’s manufacturing segment were represented by a labor union under a contract that expires in April 2013.

At September 30, 2011, approximately 20 positions at ACL Transportation Services LLC’s terminal operations in St. Louis, Missouri, are represented by the International Union of United Mine Workers of America, District 12-Local 2452 (“UMW”), under a collective bargaining agreement that expired March 14, 2011, after a short extension for negotiations. We have unilaterally implemented new contract terms, mostly terms agreed with the UMW, and the employees continue to work without interruption.

Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future.

Note 10.    Share-Based Compensation

On April 12, 2011, Finn, the indirect parent of CBL, adopted the Finn Holding Corporation 2011 Participation Plan (the “Participation Plan”) to provide incentive to key employees of Finn and its subsidiaries by granting performance units to key stakeholders, including CBL’s named executive officers, to maximize Finn’s performance and to provide maximum returns to Finn’s stockholders. The Participation Plan may be altered, amended or terminated by Finn at any time.

Under the Participation Plan, the value of the performance units is related to the appreciation in the value of Finn from and after the date of grant. The performance units vest over a period specified in the applicable award agreements. Participants in the Participation Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with CBL. These qualifying events are described below. The Compensation Committee for the Participation Plan (the “Committee”) determines who is eligible to receive an award, the size and timing of the award and the value of the award at the time of grant. The performance units generally mature according to the terms approved by the

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee and set forth in a grant agreement. Payment on the performance units is contingent upon the occurrence of either (i) a sale of some or all of Finn common stock by its stockholders, or (ii) Finn’s payment of a cash dividend. The Participation Plan will expire April 1, 2016 and all performance units will terminate upon the expiration of the Participation Plan, unless sooner terminated pursuant to the terms of the Participation Plan.

The maximum number of performance units that may be awarded under the Participation Plan is 36,800,000. During the three months ended June 30, 2011, 35,305,000 performance units were granted. During the quarter ended September 30, 2011, 17,480,000 performance units were forfeited by terminating executives and 12,075,000 performance units were granted to new executives. The fair value of the performance units on their grant date was zero.

Upon the occurrence of a qualifying event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Participation Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock exceed values pre-determined by the Participation Plan. CBL accounts for grants made pursuant to this Participation Plan in accordance with FASB ASC 718, “Compensation — Stock Compensation” (“ASC 718”). It is anticipated that since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense will be recognized until the qualifying event(s) becomes probable and can be estimated.

Prior to the Acquisition, ACL had reserved the equivalent of approximately 54,000 shares of Finn Holding for grants to employees and directors under the American Commercial Lines Inc. 2008 Omnibus Incentive Plan (“the Plan”). According to the terms of the Plan, forfeited share awards and expired stock options become available for future grants.

Prior to 2009, share-based awards were made to essentially all employees. Since 2009 CBL has restructured its compensation plans and share-based awards have been granted to a significantly smaller group of salaried employees. This change reduced the amount of share-based compensation in the quarters and nine months ended September 30, 2011 and 2010. No share-based awards were granted under this Plan in the nine months ended September 30, 2011.

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

Effective as of the date of the Acquisition on December 21, 2010, all awards that had been granted to non-executive employees and to the former ACL board members vested and were paid out consistent with certain provisions in the Plan. The payment of the intrinsic value of these awards totaling $14,284 was a part of the consideration paid for the Acquisition and included certain previously vested executive shares. This payment by CBL was recorded as an element of the intercompany receivable balance on the condensed consolidated balance sheet. Unvested awards previously granted to Company executives under the Plan were assumed by Finn. There were no changes in the terms and conditions of the awards, except for adjustment to denomination in Finn shares for all award types and conversion to time-based vesting as to the performance units. At September 30, 2011, 8,799 shares were available under the Plan for future awards, but there is no intention that any further awards will be granted under the Plan.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended September 30, 2011, 3,335 and 8,858 restricted stock units and 2,300 and 11,750 stock options vested according to the terms of the Plan. During the three and nine months ended September 30, 2011, tax benefits for the excess of the intrinsic value of underlying shares vested or exercised over the fair value at the date of grant of $145 and $1,405 were generated. These tax benefits will be recognized through paid in capital as it becomes more likely than not that the tax benefit will be realized. The intrinsic value of awards held by separating executives was paid by CBL to the participants upon their separation from CBL, increasing CBL’s intercompany receivable from Finn.

In the three and nine months ended September 30, 2011, CBL recorded total stock-based employee compensation of $389 and $2,204. An income tax benefit on the compensation expense of $145 and $825 was recognized for the three months and nine months ended September 30, 2011. As of September 30, 2011, there were 3,885 options outstanding with a weighted average exercise price of $53.68 and 3,119 unvested restricted stock units outstanding.

After the payouts to the executives, during the three months ended March 31, 2011, CBL declared and paid dividends to Finn in an amount equal to the gross payments. Finn, in turn, used the proceeds to reimburse CBL for payments made on its behalf to separating executives and to holders of vested restricted units under the Plan.

During the three months ended March 31, 2011, after the issuance of $250,000 of unsecured PIK Notes by ACL I, ACL’s parent company (See Notes 2 and 6), Finn declared a dividend of $258.50 per share for each outstanding share. The dividend was paid to Finn shareholders during the first three months. This reduced Finn’s initial capitalization from $460,000 to $201,500.

Per the terms of the Plan, in the event of such dividend, holders of outstanding share-based equity awards were entitled to receive either dividend rights, participation in the dividend or adjustment of awards to maintain the then-current intrinsic value of the existing awards. Finn elected to pay the dividend per share to holders of vested restricted stock units and performance units and to adjust the strike prices and number of options issued to maintain the intrinsic value at date of dividend, or some combination of such actions. The dividend resulted in payments of $3,659 to Company executives at the date of the dividend, with all remaining share-based awards’ new intrinsic value based on shares of Finn valued at $201.50 per share. The $3,659 payment was made by CBL and increased CBL’s related receivable from Finn.

Note 11.    Acquisitions, Dispositions and Impairment

Acquisition of ACL by Finn Holding Corporation (owned primarily by certain affiliates of Platinum Equity, LLC)

On December 21, 2010, Finn through the merger of Finn Merger, a wholly-owned subsidiary of Finn Intermediate Holding Corporation, subsequently renamed ACL I Corporation, (both of whom had no other business activity at the Acquisition date outside the acquisition), completed the acquisition of all of the outstanding equity of ACL, which had its common shares publicly traded since October 7, 2005. The purchase price has been preliminarily (pending finalization of valuation of certain acquired tangible and intangible assets and liabilities assessment) allocated and pushed down to CBL. The periods after the Acquisition have been, where appropriate, designated in these condensed consolidated financial statements by the heading “Successor Company.”

The funding of the purchase was made by cash of $460,000 invested in ACL I. $418,277 in aggregate was paid to acquire all of the outstanding shares on the Acquisition date. Certain participants in the share-based compensation plans of ACL (specifically all non-executive participants, including former board members and certain payments to executives for vested share-based holdings) were paid a total of $14,284 representing the

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intrinsic value of their vested and unvested shares at the Acquisition date computed by multiplying the number of restricted stock units and performance restricted stock units by $33.00 per unit, with “in the money” non-qualified stock options valued at $33.00 minus the strike prices of the underlying options. This payment was funded by the Company and represents a component of the intercompany receivable from Finn on CBL’s statement of financial position. This payment brought the total cash consideration paid to $432,561. In addition the Company assumed the concurrently funded obligations under the Credit Facility in the amount of $169,204 including obligation for the payment of $15,170 in debt costs which were paid out of the initial draw down on the Credit Facility. These debt costs were capitalized and will be amortized to interest expense on the effective interest method over the expected life of the Credit Facility. All expenses associated with the transaction were expensed. As further discussed in Note 2, CBL had previously issued $200,000 in 12.5% face rate senior notes maturing in 2017 which remain in place. At the acquisition date these publicly traded senior notes were trading at 117.5, yielding a fair market value of $235,000 on the acquisition date, an additional element of the purchase consideration. The summation of the consideration paid is in the following table.

Paid to former largest shareholder	$101,077
Paid to remaining shareholders	317,200
Payments to Share-based compensation holders	14,284
Assumed Credit Facility	169,204
Fair value of the 2017 Senior Notes	235,000

Purchase price	$836,765

Allocation of the Purchase Price The purchase price has been preliminarily (pending finalization of valuation of certain acquired tangible and intangible assets and liabilities assessment) allocated as indicated in the following table based primarily on third party appraisal of the major assets and liabilities. These adjustments to fair value are based on Level 3 inputs as defined in ASC 805 and ASC 820 regarding fair value. The amounts allocated to goodwill consist primarily of the value of CBL’s assembled workforces in its transportation and manufacturing segments, but has not yet been allocated to those segments at September 30, 2011. The amount of goodwill is not tax deductible.

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

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dispositions and Impairments —

Three boats were placed into held for sale in the three months ended June 30, 2010. One has been returned to active service. At the date returned to service, depreciation expense was recorded for the period of its classification as held for sale. One of the other two boats was sold in the three months ended September 30, 2011 and the third boat is still being actively marketed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

This MD&A includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be,” “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. CBL is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

See the risk factors included in Part II, Item 1A of this report and Item 1A of our Form 10-K for the year ended December 31, 2010, for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. The potential for actual results to differ materially from such forward-looking statements should be considered in evaluating our outlook.

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

Overview. This section provides a general description of CBL and its business, as well as developments CBL believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

Results of Operations. This section provides an analysis of CBL’s results of operations for the three and nine months ended September 30, 2011, compared to the results of operations for the three and nine months ended September 30, 2010.

Liquidity and Capital Resources. This section provides an overview of CBL’s sources of liquidity, a discussion of CBL’s debt that existed as of September 30, 2011, and an analysis of CBL’s cash flows for the nine months ended September 30, 2011, and September 30, 2010.

Changes in Accounting Standards. This section describes certain changes in accounting and reporting standards applicable to CBL.

Critical Accounting Policies. This section describes any significant changes in accounting policies that are considered important to CBL’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application from those previously described in CBL’s filing on Form 10-K for the year ended December 31, 2010. CBL’s significant accounting policies include those considered to be critical accounting policies.

Quantitative and Qualitative Disclosures about Market Risk. This section discusses our analysis of significant changes in exposure to potential losses arising from adverse changes in fuel prices and interest rates since our filing on Form 10-K for the fiscal year ended December 31, 2010.

Due to the Acquisition of CBL’s parent, ACL, on December 21, 2010 more fully described in the notes to the condensed consolidated financial statements and the push-down of the purchase price allocation, the financial data in this MD&A as to the three and nine months ended September 30, 2011, should be regarded as Successor

Company data and as to the three and nine months ended September 30, 2010, as Predecessor Company data. Where appropriate, significant fluctuations caused by the new basis of accounting due to the push-down of the purchase price allocation are separately described herein.

OVERVIEW

Our Business

CBL is a Delaware corporation. CBL is one of the largest and most diversified inland marine transportation and service companies in the United States. CBL provides barge transportation and related services under the provisions of the Jones Act and manufactures barges, primarily for brown-water use. CBL also provides certain naval architectural services to its customers. CBL was incorporated in 2004. CBL is a wholly-owned subsidiary of American Commercial Lines Inc. (“ACL”). ACL is a wholly-owned subsidiary of ACL I Corporation (“ACL I”). ACL I is a wholly-owned subsidiary of Finn Holding Corporation (“Finn”). Finn is owned by certain affiliates of Platinum Equity, LLC (certain affiliates of Platinum Equity, LLC are referred to as “Platinum”). On December 21, 2010, we announced the consummation of the previously announced acquisition of ACL by Platinum (the “Acquisition”). The Acquisition was accomplished through the merger of Finn Merger Corporation (“Finn Merger”), a Delaware corporation and a wholly-owned subsidiary of ACL I, a Delaware corporation, with and into American Commercial Lines Inc.

The assets of ACL consist principally of its ownership of all of the stock of CBL. The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC (“ACL LLC”), ACL Transportation Services LLC (“ACLTS”), and Jeffboat LLC (“Jeffboat”), Delaware limited liability companies, and ACL Professional Services, Inc., a Delaware corporation, and their subsidiaries. Prior to 2010, CBL was responsible for corporate income taxes. Following the Acquisition, CBL files as part of the consolidated federal tax return of its indirect parent Finn. ACL and CBL do not conduct any operations independent of their ownership interests in the consolidated subsidiaries.

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

Elliot Bay Design Group (“EBDG”), which we acquired during the fourth quarter of 2007, is much smaller than either the transportation or manufacturing segment and is not significant to the primary operating segments of CBL. EBDG is a naval architecture and marine engineering firm, which provides architecture, engineering and production support to customers in the commercial marine industry, while providing CBL with expertise in support of its transportation and manufacturing businesses.

Certain of CBL’s former operations have been recorded as discontinued operations in all periods presented due to the sale of those entities in prior periods. We sold our wholly-owned subsidiary, Summit Contracting LLC, in November 2009. All remaining activity relates to final sale consideration settlement. All of our international operations in Venezuela and the Dominican Republic were disposed of in 2006. The only remaining activity related to the international businesses is the formal exit from the Dominican Republic.

The Industry

For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, bulk, coal and liquids. Using these broad cargo categories, the following graph depicts the total millions of tons shipped through the United States Inland Waterways for the three and nine months ended September 30, 2011 and September 30, 2010 by all carriers according to data from the US Army Corps of Engineers Waterborne Commerce Statistics Center (the “Corps”). The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

Consolidated Financial Overview

For the three months ended September 30, 2011, CBL had net income of $5.1 million compared to net income of $5.1 million in the three months ended September 30, 2010. For the nine months ended September 30, 2011, CBL had a net loss of $24.4 million compared to net income of $0.2 million in the nine months ended September 30, 2010.

The comparability of these periods was significantly impacted by the new basis of accounting subsequent to the Acquisition and the estimated after-tax negative margin impact of record second quarter flooding of the Inland Waterway from April through early June of 2011.

The push-down of the preliminary purchase price allocation resulted in after-tax non-comparable net charges of approximately $9.1 million in the third quarter and $28.3 million in the nine months ended September 30, 2011. These impacts were primarily related to higher depreciation and lower gains on disposal of assets due to the impact of higher fair values of assets in the Successor company’s 2011 accounting basis, higher fuel and steel costs in the nine months ended September 30, 2011 due to the write-up of these inventories to fair value at the Acquisition date and the net impact of amortization of the value of various contractual arrangements and favorable lease assets. These higher expenses were partially offset by lower interest expense resulting from amortization of the premium on CBL’s senior notes and the deferred tax benefit related to the revaluations.

Comparability for the nine month periods was also impacted by the inclusion of an estimated $6.4 million negative after-tax margin impact of the record 2011 second quarter flooding which did not occur in the prior year.

The remaining positive change in the respective periods resulted from the after-tax impacts of transportation revenues which grew faster than the change in all other costs in both the quarter and nine month periods, the impact of lower manufacturing sales in the quarter, higher manufacturing sales for the nine month period, losses on deck barges of $1.7 in the prior year quarter and $2.0 in the nine month period, lower after-tax gains on asset management actions of $3.5 million in the quarter and $7.5 million for the nine month period and the higher acquisition transition expenses of $2.9 million in the quarter and $12.0 million in the nine month period.

The primary causes of changes in operating income in our transportation and manufacturing segments are generally described in the segment overview below in this consolidated financial overview section and more fully described in the Operating Results by Business Segment within this Item 2.

For the quarter and nine months ended September 30, 2011, EBITDAR from continuing operations was $42.6 million and $74.9 million compared to $35.5 million and $77.3 million in the comparable periods of the prior year. EBITDAR from continuing operations as a percent of revenue was 18.3% for the third quarter and 12.2% for the nine months ended September 30, 2011, or an increase of 1.2 points quarter-over-quarter and a decrease of 2.7 points nine months over nine months. The decrease in EBITDAR for the nine month period was largely attributable to the increased costs during the record flooding in the second quarter of 2011. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of EBITDAR and a reconciliation of EBITDAR to consolidated net loss.

During the nine months ended September 30, 2011, $42.9 million of capital expenditures was primarily attributable to completion of 55 new covered dry cargo barges and two oversize liquid tankers for the transportation segment, boat and barge capital improvements and facilities improvements.

During the first nine months of 2011, the average face amount of outstanding debt increased approximately $55 million from the December 31, 2010 amount, primarily driven by working capital changes, net capital spending and the payment of the 2010 incentive awards. Total interest expense for the third quarter and nine months ended September 30, 2011, was $7.6 million and $22.6 million respectively, or $2.2 million and $6.8 million lower than those expenses in the same periods of 2010. The decline in interest expense was attributable to amortization related to the $35.0 million Acquisition date premium on CBL’s $200 million 2017 Notes. These amounts totaled approximately $1.4 million in the quarter and $4.3 million for the nine months ended September 30, 2011, compared to amortization of $0.3 million and $0.9 million for the quarter and nine months ended September 30, 2010 related to the original issue discount on those notes.

At September 30, 2011, we had total indebtedness of $435.9 million, including the $30.6 million premium recorded at the Acquisition date to recognize the fair value of the Senior Notes, net of amortization through September 30, 2011. At this level of debt we had $182.7 million in remaining availability under our bank credit facility. The bank credit facility currently has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At September 30, 2011, debt and outstanding letter of credit levels we were $134.0 million above this threshold.

Segment Overview

We operate in two predominant business segments: transportation and manufacturing.

Transportation

The transportation segment produces several significant revenue streams. Our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on CBL’s barges, pushed primarily by CBL’s towboats under affreightment contracts. Affreightment contracts include both term and spot market arrangements.

Non-affreightment revenue is generated either by demurrage charges related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts.

Under charter/day rate contracts CBL’s boats and barges are leased to third parties who control the use (loading, movement, unloading) of the vessels. The ton-miles for charter/day rate contracts are not included in CBL’s tracking of affreightment ton-miles, but are captured and reported as part of ton-miles non-affreightment.

Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move.

Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties.

Transportation revenue for each contract type for the quarter and nine months ended September 30, 2011, is summarized in the key operating statistics table.

Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. On average, the annual peak tariff rates have been more than double trough rates over the last five years. Our achieved grain pricing, across all river segments, which rose 9.3% for the 2010 full year, was up an additional 29.0% in the nine months ended September 30, 2011, compared to the same period of the prior year, though grain ton-mile volume declined by over 30% in the same period due to significant delays attributable to the impacts of the spring flooding.

Total affreightment volume measured in ton-miles increased in the third quarter of 2011 to 8.3 billion compared to 7.8 billion in the same period of the prior year. The lower ton-mile volumes in the second quarter as a result of the unseasonable flooding partially offset the increases in the first and third quarters, with ton-mile volume for the nine months ended September 30, 2011, up only 1.1%.

For the quarter and nine months ended September 30, 2011, non-affreightment revenues increased by $10.6 million and $18.4 million, or 22.9% and 14.1%, primarily due to higher charter/day-rate, towing and demurrage, partially offset by lower scrapping revenue.

Overall transportation revenues increased approximately 8% on a fuel neutral basis in the nine months ended September 30, 2011 compared to the same period of the prior year. The increase in the nine months ended

September 30, 2011 was driven by volume increases in coal and energy, chemicals, petroleum, steel and steel inputs, all other bulk and demurrage, partially offset by lower salt volumes and grain volumes.

Revenues per average barge operated increased 22.3% and 18.5% in the quarter and nine months ended September 30, 2011, compared to the same periods of the prior year. Approximately two-thirds and three-quarters of the increase in the quarter and nine months ended September 30, 2011, respectively, was driven by increased affreightment revenue with the remainder attributable to the change in non-affreightment revenue.

Overall, the transportation segment’s operating income in the quarter ended September 30, 2011, declined $8.6 million, compared to the same period of the prior year. The decline was primarily attributable to higher costs of $13.8 million attributable to the push down of the purchase price accounting resulting from the Acquisition and an additional $4.4 million related to severance, restructuring and reorganization related consulting expenses. All other cost increases were more than fully absorbed by the $32.7 million increase in segment revenue. Other increases in cost levels in the transportation segment included an increase of $14.9 million in fuel-related costs, $6.5 million lower asset management gains and an increase of $7.1 million in materials, supplies and other that was consistent with our increased ton-mile volume in the quarter. These cost increases were partially offset by an 8.1% decrease in operating labor-related costs and $2.6 million lower other selling, general and administrative expenses, primarily wage-related.

Overall, the transportation segment’s operating income in the nine months ended September 30, 2011, declined $49.7 million, compared to the same period of the prior year. The decline was primarily attributable to higher costs of $42.1 million attributable to the push down of the purchase price accounting resulting from the Acquisition, $10.4 million related to the margin impact of the second quarter flooding and an additional $18.3 million related to severance, restructuring and reorganization related consulting expenses. All other costs were more than fully absorbed by the $71.8 million increase in segment revenue. Other increases in cost levels in the transportation segment included an increase of $35.9 million in fuel-related costs, $12.3 million lower asset management gains and an increase of $16.2 million in materials, supplies and other. These cost increases were partially offset by a 7.3% decrease in operating labor-related costs and $5.2 million lower other selling, general and administrative expenses, primarily wage-related. The higher operating costs were primarily related to higher boat charter expenses, higher repairs expenses, higher outside towing, shifting and barge preparation.

In total, net fuel costs increased in the quarter by 4.9 points to 23.1% of segment revenues or $45.3 million. Fuel consumption was up approximately 8.0% for the quarter which compares favorably to the 9.1% increase in ton-miles. The average net-of-hedge-impact price per gallon increased 41.3% to $3.09 per gallon in the quarter.

Net fuel costs increased in the nine months ended September 30, 2011, by 4.6 points to 24.4% of segment revenues or $126.9 million. Fuel consumption was up approximately 5.8% for the nine month period compared to the same period of the prior year compared to a 3.8% increase in ton-mile volume. This unfavorable comparison was driven by lower boat efficiency in the second quarter due to high water conditions. The average net-of-hedge-impact price per gallon increased 35.2% to $2.92 per gallon in the nine months ended September 30, 2011.

Key operating statistics regarding our transportation segment are summarized in the following table.

Key Operating Statistics

	Three Months Ended September 30, 2011	% Change to Prior Year Quarter Increase (Decrease)	Nine Months Ended September 30, 2011	% Change to Prior Year YTD Increase (Decrease)
Ton-miles (000’s):
Total dry	7,770,576	6.9%	21,251,724	1.1%
Total liquid	509,054	(4.6%)	1,530,339	0.9%

Total affreightment ton-miles	8,279,630	6.1%	22,782,063	1.1%
Total non-affreightment ton-miles	1,010,184	42.0%	2,742,867	33.0%

Total ton-miles	9,289,814	9.1%	25,524,930	3.8%

Average ton-miles per affreightment barge	3,685	8.8%	10,109	4.7%

Rates per ton mile:
Dry rate per ton-mile		11.2%		15.4%
Fuel neutral dry rate per ton-mile		2.1%		8.3%
Liquid rate per ton-mile		24.6%		16.7%
Fuel neutral liquid rate per-ton mile		5.8%		3.7%
Overall rate per ton-mile	$16.92	12.0%	$16.36	15.6%
Overall fuel neutral rate per ton-mile	$15.37	1.8%	$15.24	7.6%
Revenue per average barge operated	$81,983	22.3%	$216,366	18.5%

Fuel price and volume data:
Fuel price	$3.09	41.3%	$2.92	35.2%
Fuel gallons	14,684	8.0%	43,475	5.8%

Revenue data (in thousands):
Affreightment revenue	$139,672	18.8%	$371,914	16.8%
Non-affreightment revenue
Towing	13,468	53.9%	35,701	33.1%
Charter and day rate	24,219	43.7%	62,414	26.9%
Demurrage	12,490	3.7%	33,000	13.4%
Other	6,501	(23.2%)	17,764	(30.1%)

Total non-affreightment revenue	56,678	22.9%	148,879	14.1%

Total transportation segment revenue	$196,350	20.0%	$520,793	16.0%

Data regarding changes in our barge fleet for the quarter and nine months ended September 30, 2011, is summarized in the following table.

Barge Fleet Changes

Current Quarter	Dry	Tankers	Total
Barges operated as of June 30, 2011	2,074	314	2,388
Retired (includes reactivations)	(17)	1	(16)
New builds	30	2	32
Change in number of barges leased	(2)	—	(2)

Barges operated as of September 30, 2011	2,085	317	2,402

Year-to-date	Dry	Tankers	Total
Barges operated as of December 31, 2010	2,086	325	2,411
Retired	(51)	(10)	(61)
New builds	55	2	57
Change in number of barges leased	(5)	—	(5)

Barges operated as of September 30, 2011	2,085	317	2,402

Data regarding our boat fleet at September 30, 2011, is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

Horsepower Class	Number	Average Age
1950 or less	34	33.3
Less than 4650	23	35.7
Less than 6250	41	36.5
6800 and over	11	33.0

Total/overall age	109	35.0

In addition, CBL had 13 chartered boats in service at September 30, 2011. Average useful life of a boat (with routine refurbishment) exceeds 50 years. One boat was sold in the third quarter and one boat remained in assets held for sale at September 30, 2011.

Manufacturing

The manufacturing segment had operating losses of $0.3 million and $0.2 million in the quarter and nine months ended September 30, 2011, compared to operating losses of $0.6 million and $0.6 million in the comparable periods of 2010. The operating loss in the quarter was driven by lower external production volumes, with 14 fewer external barges produced in the current year quarter, higher claims related expenses and decreased efficiency due to a higher number of weather-related lost production days in the quarter. The quarterly comparison was also impacted by the $3.3 million dollar loss on a deck barge contract incurred in the prior year quarter and $1.1 million in higher depreciation and amortization as a result of purchase price accounting. The operating loss for the nine month period, on 78 more external dry barges and seven fewer external liquid barges produced, was driven by the higher claims costs, a higher number of weather-related lost production days, the 2011 first quarter operating loss in the segment which resulted primarily from the impact of purchase accounting push-down of Acquisition date steel values on the hopper barges constructed in that quarter and $3.3 million higher depreciation and amortization as a result of purchase price accounting. The Acquisition date steel values were $0.8 million higher than the actual historical cost of the steel which had been pre-bought at costs which would have generated positive margins if not for the revaluation.

Manufacturing had 8.5 weather-related lost production days in the quarter, an increase of six days in the quarter compared to the same period of the prior year. For the nine months ended September 30, 2011, total lost production days were 46.0 days, seven and one half more days than in the same period of the prior year.

Manufacturing built 30 dry covered hoppers and two oversize liquid tank barges for the transportation segment in the quarter, bringing total production for the transportation segment in the nine months ended September 30, 2011 to 55 dry covered hoppers and two oversize liquid tank barges.

Our external backlog was $117.1 million at September 30, 2011, representing 77 barges for 2011 production and 147 barges for 2012 production. The backlog at December 31, 2010, was $102.4 million.

Manufacturing Segment Units Produced for External Sales or Internal Use

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
External sales:
Liquid tank barges	—	—	—	7
Ocean tank barges	—	2	—	2
Deck barges	15	15	27	15
Dry cargo barges	48	60	135	69

Total external units sold	63	77	162	93

Internal sales:
Liquid tank barges	2	—	2	—
Dry cargo barges	30	—	55	50

Total units into production	32	—	57	50

Total units produced	95	77	219	143

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

COMMERCIAL BARGE LINE COMPANY

NET INCOME TO EBITDAR RECONCILIATION

(Dollars in thousands)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended Sept. 30, 2011	Three Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010
Net Income (Loss) from Continuing Operations	$5,063	$5,065	$(24,428)	$222
Discontinued Operations, Net of Income Taxes	(1)	—	9	(2)

Consolidated Net Income (Loss)	$5,062	$5,065	$(24,419)	$220

Adjustments from Continuing Operations:
Interest Income	(4)	—	(162)	(1)
Interest Expense	7,553	9,815	22,645	29,434
Depreciation and Amortization	26,649	11,207	82,081	35,118
Long-term Boat and Barge Rents	3,873	3,780	11,550	11,389
Taxes	(486)	5,583	(16,784)	1,089
Adjustments from Discontinued Operations:
Interest Income	—	—	(18)	—
EBITDAR from Continuing Operations	42,648	35,450	74,902	77,251
EBITDAR from Discontinued Operations	(1)	—	(9)	(2)

Consolidated EBITDAR	$42,647	$35,450	$74,893	$77,249

EBITDAR from Continuing Operations by Segment:
Transportation Net Income (Loss)	$5,248	$5,527	$(24,409)	$553
Interest Income	(4)	—	(162)	(1)
Interest Expense	7,553	9,815	22,645	29,434
Depreciation and Amortization	24,645	10,294	76,072	32,368
Long-term Boat and Barge Rents	3,873	3,780	11,550	11,389
Taxes	(486)	5,583	(16,784)	1,089

Transportation EBITDAR	$40,829	$34,999	$68,912	$74,832

Manufacturing Net Loss	$(271)	$(596)	$(130)	$(582)
Depreciation and Amortization	1,981	829	5,948	2,498

External Manufacturing EBITDAR	$1,710	$233	$5,818	$1,916

Management considers Earnings before Interest, Taxes, Depreciation, Amortization and Long-term Boat and Barge Rents (“EBITDAR”) to be a meaningful indicator of operating performance and uses it as a measure to assess the operating performance of CBL’s business segments. EBITDAR provides management with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. Additionally, covenants in our debt agreements contain financial ratios based on EBITDA. The Company believes that its use of long-term leases to fund the construction and acquisition of revenue-producing assets is a financing decision and therefore excludes rents related to such arrangements from this measure for its internal analyses.

EBITDAR should not be construed as a substitute for net income or as a better measure of liquidity than cash flow from operating activities, which is determined in accordance with U.S. generally accepted accounting principles (“GAAP”). EBITDAR excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDAR is not a term defined by GAAP and as a result our measure of EBITDAR might not be comparable to similarly titled measures used by other companies.

CBL believes that EBITDAR is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. Accordingly, CBL is disclosing this information to allow a more comprehensive analysis of its operating performance.

Outlook

We were acquired by Platinum on December 21, 2010. Though we expect to accelerate many of our strategic initiatives, including investment in our fleet, under the direction of our new parent, we will continue to proactively work with our customers, focusing on barge transportation’s position as the lowest cost, most ecologically friendly provider of domestic transportation.

Although we have continued to see some economic recovery beginning in the second half of 2010 through the end of the third quarter of 2011, we do not expect the economy to reach pre-recession levels in 2011. Historically, we generate stronger financial results in the last half of the year, driven by demand from the grain harvest and the impact of that demand on grain and spot shipping rates. In 2011 we are seeing a later grain harvest season due to the aftermath of the historical spring flooding which we expect will extend grain demand into the first quarter of 2012. The United States Department of Agriculture (“USDA”) reported that through October 9, 2011, corn farmers had harvested about 33% of the crop, compared to 50% during the same period a year ago and 32% for the five year average. The USDA has also reduced its estimate of corn exports for the year by 50 million bushels from previously announced estimates.

We expect to continue to see improved pricing opportunities as the system normalizes and grain begins moving. We expect demand for export coal, driven by increased demand in Asia and mining supply disruptions in some foreign locations, will remain strong. We expect that the demand resulting from the lower industry freight volumes in the second quarter due to flooding combined with demand in the dry spot market, for grain and other dry commodities, as well as for spot and contract coal volumes, should continue to firm up the dry barge supply/demand balance and should lead to continued improved pricing compared to the prior year. We have seen a continuing rebound in demand in our metals, energy products, ethanol, chemicals and crude oil markets driven by the improving economy. There is no assurance this will be a long term dynamic but we expect the strength for export coal will be sustainable for the balance of 2011.

With a slow recovery, however, we remain focused on reducing costs, generating strong cash flow from operations and implementing and accelerating our strategic initiatives.

In the manufacturing segment, since the fall of 2010, we have seen an increase in new barge construction demand. Our backlog for external barge production at September 30, 2011, was $117.1 million, extending into 2012 production. We are currently expecting to utilize remaining 2012 capacity to construct barges for internal use by our transportation segment.

RESULTS OF OPERATIONS

Quarter ended September 30, 2011 comparison to quarter ended September 30, 2010

COMMERCIAL BARGE LINE COMPANY OPERATING RESULTS by BUSINESS SEGMENT

Quarter Ended September 30, 2011 as compared with Quarter Ended September 30, 2010

(Dollars in thousands except where noted)

(Unaudited)

				% of Consolidated Revenue
	Quarter Ended September 30,			3rd Quarter
	Successor 2011	Predecessor 2010	Variance	2011	2010
REVENUE
Transportation and Services	$197,884	$165,762	$32,122	84.9%	80.0%
Manufacturing (external and internal)	56,907	41,617	15,290	24.4%	20.1%
Intersegment manufacturing elimination	(21,821)	(93)	(21,728)	(9.3%)	(0.1%)

Consolidated Revenue	232,970	207,286	25,684	100.0%	100.0%

OPERATING EXPENSE
Transportation and Services	185,643	144,883	40,760
Manufacturing (external and internal)	57,206	42,214	14,992
Intersegment manufacturing elimination	(21,821)	(93)	(21,728)

Consolidated Operating Expense	221,028	187,004	34,024	94.9%	90.2%

OPERATING INCOME
Transportation and Services	12,241	20,879	(8,638)
Manufacturing (external and internal)	(299)	(597)	298
Intersegment manufacturing elimination	—	—	—

Consolidated Operating Income	11,942	20,282	(8,340)	5.1%	9.8%
Interest Expense	7,553	9,815	(2,262)
Other Expense (Income)	(188)	(181)	(7)

Income Before Income Taxes	4,577	10,648	(6,071)
Income Taxes (Benefit)	(486)	5,583	(6,069)
Discontinued Operations	(1)	—	(1)

Net Income	$5,062	$5,065	$(3)

Domestic Barges Operated (average of period beginning and end)	2,395	2,441	(46)
Revenue per Barge Operated (Actual)	$81,983	$67,057	$14,926

Revenue. Consolidated revenue increased by $25.7 million to $233.0 million, a 12.4% increase compared with $207.3 million for the third quarter of 2010.

Transportation revenues increased by $32.7 million or 20.0%, on 12.0% higher pricing and 9.1% more ton-miles. Manufacturing segment revenue decreased $6.4 million or 15.5% primarily due to production of a fewer number of external barges during the current year quarter.

Compared to the third quarter of 2010, revenues per average barge operated increased 22.3% in the third quarter 2011. Approximately two-thirds of the increase in the quarter ended September 30, 2011 was driven by increased affreightment revenue with the remainder attributable to the change in non-affreightment revenue. Our overall fuel-neutral rate increased 1.8% over the third quarter of 2010, with a 2.1% increase in dry cargo and a 5.8% increase in the liquid rate, and a change in the relative mix of liquid and dry cargoes.

The strong improvement in affreightment rates was primarily due to favorable mix shift into export coal, petroleum and other liquid cargoes. Total volume measured in ton-miles increased in the third quarter of 2011 to 9.3 billion from 8.5 billion in the same quarter of the prior year, an increase of 9.1%. On average, 1.9% or 46 fewer barges operated during the 2011 quarter compared to the 2010 quarter.

In 2011, the manufacturing segment completed 48 dry hopper barges and 15 deck barges compared to 60 dry hopper barges, 15 deck barges and two oversize liquid tankers in the prior year quarter.

Operating Expense. Consolidated operating expense increased by $34.0 million or 18.2% to $221.0 million in the third quarter of 2011 compared to the third quarter of 2010.

Transportation segment expenses, which include gains from asset management actions, were $41.3 million higher in the third quarter of 2011 than in the comparable quarter of 2010. The increase in transportation segment operating expenses was partially attributable to costs associated with the Acquisition and restructuring activities of the Company including a $13.8 million in higher costs attributable to the push down of the purchase price accounting resulting from the Acquisition and an additional $4.4 million related to severance, restructuring and reorganization related consulting expenses Additional factors in the operating expense increase included $14.9 million higher fuel costs, $6.5 million lower gains from asset management actions and an increase of $7.1 million in materials, supplies and other. The increase in materials, supplies and other was consistent with our increased ton-mile volume in the quarter. These cost increases were partially offset by an 8.1% decrease in operating labor-related costs and $2.6 million lower other selling, general and administrative expenses, primarily wage-related.

In total, net fuel costs increased in the quarter by 4.9 points to 23.1% of segment revenues or $45.3 million. Fuel consumption was up approximately 8.0% for the quarter which compares favorably to the 9.1% increase in ton-miles. The average net-of-hedge-impact price per gallon increased 41.3% to $3.09 per gallon in the quarter.

Manufacturing operating expenses decreased by $6.7 million due primarily to a 14 fewer external barges produced in the 2011 quarter and the $3.3 million dollar loss on a deck barge contract incurred in the prior year quarter and $1.1 million in higher depreciation and amortization as a result of application of higher values in purchase price accounting.

Operating Loss. Consolidated operating income decreased by $8.3 million to an operating income of $11.9 million in the third quarter of 2011 compared to the third quarter of 2010. Operating income in the transportation segment decreased by $8.6 million and operating income in the manufacturing segment improved by $0.3 million.

The transportation segment’s operating loss resulted primarily from the increases in operating expenses, discussed above, not fully absorbed by the $32.7 million increase in segment revenue in the quarter.

The manufacturing segment’s operating loss in the quarter was driven by lower external production volumes, with 14 fewer external barges produced in the current year quarter, higher claims related expenses and decreased efficiency due to a higher number of weather-related lost production days in the quarter.

Interest Expense. Total interest expense for the third quarter ended September 30, 2011, was $7.6 million, or $2.3 million lower than those expenses in the same period of 2010. The decline in interest expense in the quarter ended September 30, 2011, was primarily attributable to approximately $1.4 million of amortization of the $35.0 million Acquisition date premium on CBL’s $200 million in 2017 Notes compared to the $0.3 million for the quarter ended September 30, 2010 in amortization of the original issue discount on those notes.

Income Tax Expense. The effective tax rates in the respective third quarters of 2011 and 2010 were distorted by the discrete tax item for a change in IRS Administrative Procedures related to an IRS Revenue Procedure regarding transaction success fees which increased the benefit in the third quarter of 2011 by $1.9 million and a discrete tax item which increased the provision in the third quarter of the prior year by $0.5 related to the reduction of the state tax benefit for the 2009 operating loss. Remaining benefit/provision represents the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing expected full year income in 2011 compared to 2010.

Net Income (Loss). The net income was lower in the current year quarter due to the reasons noted above.

RESULTS OF OPERATIONS

Nine months ended September 30, 2011 comparison to nine months ended September 30, 2010

COMMERCIAL BARGE LINE COMPANY OPERATING RESULTS by BUSINESS SEGMENT

Nine Months Ended September 30, 2011 as compared with Nine Months Ended September 30, 2010

(Dollars in thousands except where noted)

(Unaudited)

				% of Consolidated Revenue
	Nine Months Ended September 30,			Nine Months
	Successor 2011	Predecessor 2010	Variance	2011	2010
REVENUE
Transportation and Services	$525,567	$455,038	$70,529	85.7%	87.5%
Manufacturing (external and internal)	121,488	86,117	35,371	19.8%	16.6%
Intersegment manufacturing elimination	(33,848)	(21,272)	(12,576)	(5.5%)	(4.1%)

Consolidated Revenue	613,207	519,883	93,324	100.0%	100.0%

OPERATING EXPENSE
Transportation and Services	544,468	424,076	120,392
Manufacturing (external and internal)	121,686	86,676	35,010
Intersegment manufacturing elimination	(33,848)	(21,272)	(12,576)

Consolidated Operating Expense	632,306	489,480	142,826	103.1%	94.2%

OPERATING INCOME
Transportation and Services	(18,901)	30,962	(49,863)
Manufacturing (external and internal)	(198)	(559)	361
Intersegment manufacturing elimination	—	—	—

Consolidated Operating (Loss) Income	(19,099)	30,403	(49,502)	(3.1%)	5.8%
Interest Expense	22,645	29,434	(6,789)
Other Expense (Income)	(532)	(342)	(190)

Loss Before Income Taxes	(41,212)	1,311	(42,523)
Income Taxes (Benefit)	(16,784)	1,089	(17,873)
Discontinued Operations	9	(2)	11

Net Loss (Income)	$(24,419)	$220	$(24,639)

Domestic Barges Operated (average of period beginning and end)	2,407	2,460	(53)
Revenue per Barge Operated (Actual)	$216,366	$182,523	$33,843

Revenue. Consolidated revenue increased by $93.3 million to $613.2 million, an 18.0% increase compared with $519.9 million for the nine months ended September 30, 2010.

Transportation revenues increased by $71.8 million or 16.0% on 15.6% higher pricing on approximately a 3.8% increase in ton-mile volumes, while manufacturing revenue increased $22.8 million or 35.2% primarily due to production of a greater number of external barges during the nine months ended September 30, 2011, compared to the same period of the prior year. These increases were partially offset by professional services revenue which decreased by $1.3 million.

Compared to the nine months ended September 30, 2010, revenues per average barge operated increased 18.5% in the nine months ended September 30, 2011. Approximately three quarters of the increase was due to higher affreightment revenue, with the remainder attributable to higher non-affreightment revenue. Our overall fuel-neutral rate increased 7.6% over the nine months ended September 30, 2010, with an 8.3% increase in dry cargo and a 3.7% increase in the liquid rate. The strong improvement in affreightment rates was primarily due to favorable mix shift into export coal, steel, petroleum and bulk cargoes. Total volume measured in ton-miles increased in the nine months ended September 30, 2011, to 25.5 billion from 24.6 billion in the same period of the prior year. On average, 2.2% or 53 fewer barges operated during the nine months ended September 30, 2011, compared to the same period of 2010.

For the nine months ended September 30, 2011, the manufacturing segment completed 27 deck barges and 135 dry hopper barges for external customers as well as 55 dry covered hoppers and two oversize liquid tank barges for the transportation segment compared to 69 dry hoppers, 15 deck barges, seven oversize liquid tank barges and two ocean-going tankers for external customers as well as 50 dry covered hoppers for the transportation segment in the prior year.

Operating Expense. Consolidated operating expense increased by $142.8 million or 29.2% to $632.3 million in the nine months ended September 30, 2011, compared to the same period of 2010.

Transportation segment expenses, which include gains from asset management actions, were $121.5 million higher in the nine months ended September 30, 2011, than in the comparable period of 2010. The increase was driven by $42.1 million related to the push down of the purchase price accounting resulting from the Acquisition, $10.4 million related to the margin impact of the second quarter flooding and an additional $18.3 million related to severance, restructuring and reorganization related consulting expenses. Additional factors in the operating expense increase included $35.9 million higher fuel costs, $12.3 million lower asset management gains and an increase of $16.2 million in materials, supplies and other. These cost increases were partially offset by a 7.3% decrease in operating labor-related costs and $5.2 million lower other selling, general and administrative expenses, primarily wage-related. The higher materials, supply and other costs were primarily related to higher boat charter expenses, higher repairs expenses, higher outside towing, shifting and barge preparation.

Net fuel costs increased in the nine months ended September 30, 2011, by 4.6 points to 24.4% of segment revenues or $126.9 million. Fuel consumption was up approximately 5.8% for the nine month period compared to the same period of the prior year compared to a 3.8% increase in ton-mile volume. This unfavorable comparison was driven by lower boat efficiency in the second quarter due to high water conditions. The average net-of-hedge-impact price per gallon increased 35.2% to $2.92 per gallon in the nine months ended September 30, 2011.

Manufacturing operating expenses increased by $22.9 million due primarily to 78 more external dry barges and seven fewer external liquid barges produced in 2011, higher claims related expenses, the $0.8 million impact of purchase accounting push-down of Acquisition date steel values and $3.3 million higher depreciation and amortization as a result of application of higher fair valuation purchase price accounting.

For the nine months ended September 30, 2011, total lost production days were 46.0 days, seven and one half more days than in the same period of the prior year, negatively impacting efficiency.

Operating Loss. Consolidated operating income decreased by $49.5 million to an operating loss of $19.1 million in the nine months ended September 30, 2011, compared to the same period of 2010. Operating income in the transportation segment decreased by $49.7 million, with minimal changes in the operating income from other segments.

The transportation segment’s operating loss resulted primarily from the excess of the increases in operating expenses, discussed above, over the $71.8 million revenue increase for the period.

Interest Expense. Total interest expense for the nine months ended September 30, 2011, was $22.6 million or $6.8 million lower than in the same period of 2010. The decline in interest expense was primarily attributable to approximately $4.3 million for the nine months ended September 30, 2011, in amortization of the $35.0 million Acquisition date premium on CBL’s $200 million 2017 Notes compared to the $0.9 million for the nine months ended September 30, 2010 in amortization of the original issue discount on those notes.

Income Tax Expense. The effective tax rates in the respective nine months ended September 30, 2011 and 2010, were distorted by the discrete tax item for a change in IRS Administrative Procedures related to an IRS Revenue Procedure regarding transaction success fees which increased the benefit in the third quarter of 2011 by $1.9 million and a discrete tax item which increased the provision in the third quarter of the prior year by $0.5 million related to the reduction of the state tax benefit for the 2009 operating loss. Remaining benefit/provision represents the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing expected full year income in 2011 compared to 2010.

Net Income (Loss). The net income was lower in the nine months ended September 30, 2011 due to the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Based on past performance and current expectations we believe that cash generated from operations and the liquidity available under our capital structure, described below, will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2011.

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary source of liquidity at September 30, 2011, was borrowings under our revolving credit facility. Other potential sources of liquidity include cash generated by operations, proceeds from sale leaseback transactions for fleet assets and barge scrapping and the sale of non-core assets, surplus boats and assets not needed for future operations. We currently expect that our gross 2011 capital expenditures may be up to $85 million.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.

Concurrently with the Acquisition, on December 21, 2010, CBL, ACL LLC, ACLTS and Jeffboat (the “Borrowers”), and ACL and certain subsidiaries as guarantors, entered into the credit agreement, consisting of a senior secured asset-based revolving credit facility in an aggregate principal amount of $475.0 million with a final maturity date of December 21, 2015 (“Credit Facility”). The proceeds of the Credit Facility are available for use for working capital and general corporate purposes, including certain amounts payable by ACL in connection with the Acquisition. Availability under the Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Borrower’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the credit agreement. We are currently prohibited from incurring more than $390.0 million of indebtedness under the Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the 2017 Notes are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the 2017 Notes is replaced or amended or otherwise modified in a manner such that such additional borrowings would be permitted. At the Borrower’s option, the Credit Facility may be increased by $75.0 million, subject to certain requirements set forth in the credit agreement. The Credit Facility is secured by, among other things, a lien on substantially all of their tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of ACL’s wholly-owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.

For any period that availability is less than a certain defined level set forth in the credit agreement (currently $48.8 million until the $390 million borrowing cap is further expanded) and until no longer less than such level for a 30-day period, the credit agreement imposes several financial covenants on the Borrowers, including (a) a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.1 to 1; and (b) a maximum first lien leverage ratio of 4.25 to 1.0. In addition, the Borrowers have agreed to maintain all cash (subject to certain exceptions) in deposit or security accounts with financial institutions that have agreed to control agreements whereby the lead bank, as agent for the lenders, has been granted control under specific circumstances. The credit agreement requires that the Borrowers comply with covenants relating to customary matters (in addition to those financial covenants described above), including with respect to incurring indebtedness and liens, using the proceeds received under the Credit Facility, effecting transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness and paying dividends.

Our Indebtedness

At September 30, 2011, we had total indebtedness of $435.9 million, including the $30.6 million premium recorded at the Acquisition date to recognize the fair value of the Senior Notes, net of amortization through September 30, 2011. Our availability is further discussed in Liquidity above.

On July 7, 2009, CBL issued $200 million aggregate principal amount of 12.5% senior secured second lien notes due July 15, 2017, (the “Notes”). The issue price was 95.181% of the principal amount of the Notes. The original issue discount on these notes was revised in purchase price accounting for the Acquisition to reflect a premium of $35,000, reflecting the fair market value of the Notes on the Acquisition date. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries.

Our debt level under the Credit Facility and the 2017 Notes outstanding totaled $435.9 million at September 30, 2011, including the unamortized purchase accounting debt premium of $30.6 million that arose on our parent’s Acquisition in December 2010. We were in compliance with all debt covenants on September 30, 2011. At the September 30, 2011, debt level we had $182.7 million in remaining availability under our Credit Facility. The Credit Facility has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At September 30, 2011 the balance of our debt and outstanding letter of credit levels were $134.0 million above this threshold. Additionally, we are allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position.

With the four-year term on the Credit Facility and remaining five and one-half year term on the Notes, we believe that we have an appropriate longer term, lower cost, and flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.

Net Cash, Capital Expenditures and Cash Flow

Our net cash flow used in operations was $7.0 million for the nine months ended September 30, 2011. In the nine months ended September 30, 2010, net cash provided by operations was $42.4 million. The change in cash used in operations is primarily attributable to $38.5 million in lower net income adjusted for non-cash charges and a higher use of cash for working capital in the first nine months of 2011 of $29.2 million.

Cash used in investing activities increased $18.6 million in the first nine months of 2011 to $45.3 million. The overall increase in cash used in investing activities was due to $5.3 million higher property additions offset by $3.4 million in proceeds from property dispositions in 2011 compared to approximately $7.3 million in proceeds from property dispositions in 2010 related to the sale of a boat. Cash used in investing activities in 2010 was also reduced by the receipt of the proceeds of a government capital investment stimulus grant of $2.3 million. Other investing activities, consisting primarily of new software investment, were higher in 2011 by $7.0 million. The capital expenditures in both the 2011 and 2010 quarters were primarily for new barge construction, capital repairs and investments in our facilities.

Net cash provided by financing activities in the nine months ended September 30, 2011, was $50.6 million, compared to net cash used by financing activities of $6.5 million in the nine months ended September 30, 2010. Cash provided by financing activities in 2011 primarily related to borrowings on the revolving credit facility and a net increase in the level of bank overdrafts on our zero balance accounts, representing checks disbursed but not yet presented for payment. Dividends paid of $6.5 million are equal to the amounts paid for share-based compensation holdings to Company executives and former executives. These dividends were in turn used by Finn to repay the intercompany receivable created by the share-based compensation payments. The higher level of cash provided from financing activities, primarily from borrowing on the revolving credit facility funded the lower other operating cash flow and the cash used in investing activities.

CHANGES IN ACCOUNTING STANDARDS

Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on CBL where the impact is not yet determined are discussed as follows.

ASU Number 2011-5 was issued in June 2011, amending Topic 220 — Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by CBL will change our existing presentation, but will not impact the components of other comprehensive income. The ASU is effective for fiscal periods beginning after December 15, 2011.

ASU Number 2011-8 was issued in September 2011, amending Topic 350 Intangibles — Goodwill and Other. The ASU allows entities to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, whereas previous guidance required as the first step in an at least annual evaluation a computation of the fair value of a reporting entity. The ASU is effective for fiscal periods beginning after December 15, 2011, however early adoption is permitted. The Company has not yet determined whether it will early adopt.

ASU Number 2011-9 was issued in September 2011, amending Subtopic 715-80 Compensation-Retirement Benefits-Multiemployer Plans. The ASU requires expanded disclosures about an employer’s participation in multiemployer plans, including the plan name, identifying number, the level of an employer’s participation, information about funding status of the plan and the nature of the commitments to the plans. The ASU does not modify current accounting for such plans and therefore will not have an effect on the Company’s financial position, operations or cash flow. The ASU is effective for fiscal periods beginning after December 15, 2011.

For further information, refer to the consolidated financial statements and footnotes thereto, included in CBL’s annual filing on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2010.

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

No significant changes have occurred to these policies, which are more fully described in CBL’s filing on Form 10-K for the year ended December 31, 2010. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as fuel prices and interest rates, and changes in the market value of financial instruments. We are exposed to various market risks, including those which are inherent in our financial instruments or which arise from transactions entered into in the course of business. A discussion of our primary market risk exposures is presented below. CBL neither holds nor issues financial instruments for trading purposes.

Fuel Price Risk

For the quarter ended September 30, 2011, fuel expenses for fuel purchased directly and used by our boats represented 23.1% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.6 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. All of our grain movements, which comprised 19.5% of our total transportation segment revenues in the first nine months of 2011, are priced in the spot market. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. Despite these measures, fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our vendors on the river, with increases passed through to us in the form of higher costs for external shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. Since 2008 we have entered into fuel price swaps with commercial banks for a portion of our expected fuel usage. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At September 30, 2011, a net liability of approximately $1.8 million has been recorded in the condensed consolidated balance sheet and the loss on the hedge instrument recorded in Other Comprehensive Income, net of hedge ineffectiveness of $0.04 million which was recorded as an increase in fuel expense. Ultimate gains or losses will not be determinable until the fuel swaps are settled. Realized gains from our hedging program were $8.9 million in the nine months ended September 30, 2011. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 8 to our condensed consolidated financial statements. We may increase the quantity hedged based upon active monitoring of fuel pricing outlooks by the management team.

Interest Rate and Other Risks

At September 30, 2011, we had $205.4 million of floating rate debt outstanding, which represented the outstanding balance of the revolving credit facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $2.1 million annually. This amount would be mitigated, in part, by the tax deductibility of the increased interest payments.

Foreign Currency Exchange Rate Risks

CBL currently has no direct exposure to foreign currency exchange risk although exchange rates do impact the volume of goods imported and exported that are transported by barge.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are incorporated herein by reference from Item 2.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15(b)). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

An oversupply of barging capacity may lead to reductions in freight rates.

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

We are subject to adverse weather and river conditions, including marine accidents.

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

We face the risk of breaching covenants in our Credit Facility.

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

Our substantial debt could adversely affect our financial condition.

We may be unable to service our indebtedness.

These risks are described in more detail under “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2010. We encourage you to read these risk factors in their entirety.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1*+	Employment Letter Agreement, dated September 1, 2011, by and between American Commercial Lines Inc. and Robert Blocker

10.2*+	Addendum to Employment Letter Agreement, dated September 7, 2011, by and between American Commercial Lines Inc. and Robert Blocker

10.3*+	Employment Letter Agreement, dated October 3, 2011, by and between American Commercial Lines Inc. and Paul Tobin.

31.1*	Certification by Mark Knoy, President and Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by David Huls, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Mark Knoy, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by David Huls, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Statement of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herein
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL BARGE LINE COMPANY

	By:	/s/ Mark K. Knoy
Mark K. Knoy
President and Chief Executive Officer

	By:	/s/ David J. Huls
David J. Huls
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2011

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*+	Employment Letter Agreement, dated September 1, 2011, by and between American Commercial Lines Inc. and Robert Blocker

10.2*+	Addendum to Employment Letter Agreement, dated September 7, 2011, by and between American Commercial Lines Inc. and Robert Blocker

10.3*+	Employment Letter Agreement, dated October 3, 2011, by and between American Commercial Lines Inc. and Paul Tobin.

31.1*	Certification by Mark Knoy, President and Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by David Huls, Senior Vice President and Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Mark Knoy, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by David Huls, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Statement of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herein
+	Management contract or compensatory plan or arrangement