Form 10-K/A
period 2010-12-31
COMMERCIAL BARGE LINE CO
filed 2011-12-22
CIK 1324482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

(Commission File Number) 333-124454-12

COMMERCIAL BARGE LINE COMPANY

(Exact Name of Registrant as Specified in Charter)

Delaware	03-0552365
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☐   Not applicable.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    NO  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Commercial Barge Line Company for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011 (the “Form 10-K”), is to correct scrivener errors contained in the original filing with regard to the exclusion of the conformed signature of the Independent Registered Public Accounting Firm on their report, and to correct the usage of black lines to separate predecessor and successor columns in the consolidated financial statements.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred after the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

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

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

March 31, 2011

COMMERCIAL BARGE LINE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Company December 22 to December 31, 2010	Predecessor Company Years Ended December 31, 2010	Predecessor Company Years Ended December 31,
			2009	2008
	(In thousands)	(In thousands)
Revenues
Transportation and Services	$19,779	$620,753	$630,481	$905,126
Manufacturing	4,986	85,054	215,546	254,794

Revenues	24,765	705,807	846,027	1,159,920

Cost of Sales
Transportation and Services	16,921	520,128	532,224	737,665
Manufacturing	4,838	82,504	189,565	242,309

Cost of Sales	21,759	602,632	721,789	979,974

Gross Profit	3,006	103,175	124,238	179,946
Selling, General and Administrative Expenses	8,227	47,874	70,082	77,536
Goodwill Impairment	—	—	—	855

Operating Income (Loss)	(5,221)	55,301	54,156	101,555

Other Expense (Income)
Interest Expense	805	37,923	40,932	26,829
Debt Retirement Expenses	—	8,701	17,659	2,379
Other, Net	(19)	(313)	(1,259)	(2,279)

Other Expenses	786	46,311	57,332	26,929

Income (Loss) from Continuing Operations
Before Taxes	(6,007)	8,990	(3,176)	74,626
Income Taxes (Benefit)	628	5,540	(1,148)	27,243

Income (Loss) from Continuing Operations	(6,635)	3,450	(2,028)	47,383
Discontinued Operations, Net of Tax	—	300	(10,030)	628

Net Income (Loss)	$(6,635)	$3,750	$(12,058)	$48,011

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONSOLIDATED BALANCE SHEETS

	Successor Company December 31, 2010	Predecessor Company December 31, 2009
	(In thousands)	(In thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$3,707	$1,198
Accounts Receivable, Net	97,802	93,295
Inventory	50,834	39,070
Deferred Tax Asset	10,072	3,791
Assets Held for Sale	2,133	3,531
Prepaid and Other Current Assets	32,075	23,879

Total Current Assets	196,623	164,764
Properties, Net	979,655	521,068
Investment in Equity Investees	5,743	4,522
Accounts Receivable, Intercompany	3,116	37,351
Other Assets	53,665	27,539
Goodwill	20,470	5,997

Total Assets	$1,259,272	$761,241

LIABILITIES
Current Liabilities
Accounts Payable	$44,782	$34,163
Accrued Payroll and Fringe Benefits	27,992	18,283
Deferred Revenue	14,132	13,928
Accrued Claims and Insurance Premiums	12,114	16,947
Accrued Interest	11,667	13,098
Current Portion of Long Term Debt	—	114
Customer Deposits	500	1,309
Other Liabilities	25,810	31,825

Total Current Liabilities	136,997	129,667
Long Term Debt	385,152	345,419
Pension and Post Retirement Liabilities	38,615	31,514
Deferred Tax Liability	208,651	40,133
Other Long Term Liabilities	60,901	6,567

Total Liabilities	830,316	553,300

SHAREHOLDER’S EQUITY
Other Capital	435,487	23,668
Retained Earnings (Deficit)	(6,635)	183,862
Accumulated Other Comprehensive Income	104	411

Total Shareholder’s Equity	428,956	207,941

Total Liabilities and Shareholder’s Equity	$1,259,272	$761,241

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

	Other Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total
	(In thousands)
Predecessor
Balance at December 31, 2007	$17,192	$148,426	$6,590	$172,208
Excess Tax Benefit	3,455	—	—	3,455
Comprehensive Income:
Net Income	—	48,011	—	48,011
Pension year end date change (Net of Tax Benefit)	—	(517)	—	(517)
Net Loss on Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	(7,496)	(7,496)
Pension Liability (Net of Tax Benefit)	—	—	(17,070)	(17,070)

Total Comprehensive Income (Loss)	$—	$47,494	$(24,566)	$22,928

Balance at December 31, 2008	$20,647	$195,920	$(17,976)	$198,591

Excess Tax Benefit	(2,170)	—	—	(2,170)
Additional Investment in Summit	5,191	—	—	5,191
Comprehensive Income:
Net Loss	—	(12,058)	—	(12,058)
Net Gain on Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	9,774	9,774
Pension Liability (Net of Tax Expense)	—	—	8,613	8,613

Total Comprehensive Income (Loss)	$—	$(12,058)	$18,387	$6,329

Balance at December 31, 2009	$23,668	$183,862	$411	$207,941

Excess Tax Benefit	(15)	—	—	(15)
Comprehensive Income:
Net Income	—	3,750	—	3,750
Net Loss on Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	(949)	(949)
Pension Liability (Net of Tax Expense)	—	—	(1,368)	(1,368)

Total Comprehensive Income (Loss)	$—	$3,750	$(2,317)	$1,432

Balance at December 21, 2010	$23,653	$187,612	$(1,906)	$209,358

Successor
Balance at December 22,2010	$432,561	$—	$—	$432,561
Excess Tax Benefit of Sharebased Compensation	2,926	—	—	2,926
Comprehensive Income:
Net Loss	—	(6,635)	—	(6,635)
Net Gain on Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	104	104

Total Comprehensive Income (Loss)	$—	$(6,635)	$104	$(6,531)

Balance at December 31, 2010	$435,487	$(6,635)	$104	$428,956

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company December 22 to December 31, 2010	Predecessor Company January 1 to December 21, 2010	Predecessor Company Years Ended December 31,
			2009	2008
	(In thousands)	(In thousands)
OPERATING ACTIVITIES
Net Income(Loss)	$(6,635)	$3,750	$(12,058)	$48,011
Adjustments to Reconcile Net Income(Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	2,860	45,253	53,838	51,876
Debt Retirement Costs	—	8,701	17,659	2,379
Debt Issuance Cost Amortization	(76)	5,162	7,145	2,625
Deferred Taxes	(1,600)	27,644	(2,184)	19,337
Impairment and Loss on Sale of Summit Contracting	—	—	11,853	—
Gain on Property Dispositions	—	(9,019)	(20,264)	(641)
Share-Based Compensation	41	7,423	8,164	9,284
Other Operating Activities	59	7,168	3,885	2,158
Changes in Operating Assets and Liabilities:
Accounts Receivable	1,661	(8,896)	34,001	(18,320)
Inventory	1,802	(9,850)	31,854	4,013
Other Current Assets	5,070	(20,267)	18,025	(16,165)
Accounts Payable	2,593	10,759	(19,890)	3,001
Accrued Interest	881	(2,246)	11,860	(461)
Other Current Liabilities	1,376	(2,457)	(15,036)	13,383

Net Cash Provided by Operating Activities	8,032	63,125	128,852	120,480

INVESTING ACTIVITIES
Property Additions	—	(57,798)	(33,226)	(97,892)
Proceeds from Sale of Summit Contracting	—	—	2,750	—
Investment in Summit Contracting	—	—	—	(8,462)
Proceeds from government Grants	—	2,552	—	—
Proceeds from Property Dispositions	—	7,337	28,384	4,031
Other Investing Activities	(1,735)	961	(4,445)	(1,884)

Net Cash Used in Investing Activities	(1,735)	(46,948)	(6,537)	(104,207)

FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	—	169,204	154,518	—
Revolving Credit Facility Repayments	(18,894)	(154,518)	(418,550)	(20,450)
2017 Senior Note Borrowings	—	—	200,000	—
Discount on 2017 Senior Notes	—	—	(9,638)	—
Bank Overdrafts on Operating Accounts	(9,090)	6,356	(6,479)	1,806
Debt Issuance/Refinancing Costs	—	(15,402)	(40,547)	(4,888)
Tax (Expense) Benefit of Share Based Compensation	2,926	(15)	(2,170)	3,455
Other Financing Activities	—	(532)	532	—

Net Cash Provided by (Used in) Financing Activities	(25,058)	5,093	(122,334)	(20,077)

Net Increase(Decrease) in Cash and Cash Equivalents	(18,761)	21,270	(19)	(3,804)
Cash and Cash Equivalents at Beginning of Period	22,468	1,198	1,217	5,021

Cash and Cash Equivalents at End of Period	$3,707	$22,468	$1,198	$1,217

Supplemental Cash Flow Information:
Interest Paid	$—	$32,852	$21,155	$24,162
Tax (Refunds Received) Paid — Net	—	(4,859)	(1,689)	3,933

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

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following.

	December 31, 2010	December 31, 2009

Accounts Receivable	$97,802	$98,477
Allowance for Doubtful Accounts	—	(5,182)

	$97,802	$93,295

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

INVENTORY

Inventory is carried at the lower of cost (based on a weighted average cost method) or market and consists of the following:

	December 31, 2010	December 31, 2009

Raw Materials	$19,255	$5,142
Work in Process	5,844	12,230
Parts and Supplies (1)	25,735	21,698

	$50,834	$39,070

(1)	Net of reserves for obsolete and slow moving inventories of $0 and $656 at December 31, 2010 and 2009, respectively.

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

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Properties consist of the following:

	December 31, 2010	December 31, 2009

Land	$20,002	$10,855
Buildings and Improvements	55,058	51,315
Equipment	907,091	672,314

	982,151	734,484
Less Accumulated Depreciation	2,496	213,416

	$979,655	$521,068

INTANGIBLE ASSETS

Intangible assets are included in other assets in the consolidated balance sheets and consist of the following.

	December 31,	Purchase		December 31,
	2009	Accounting	Amortization	2010
Covenant Not to Compete — EBDG	$137	$—	$137	$—
Customer Backlog — Jeffboat	—	200	6	194
Tradenames — Jeffboat	—	4,300	119	4,181
Favorable Leases — ACLLC	—	25,761	188	25,573

Total Intangibles other than goodwill	$137	$30,261	$450	$29,948

Goodwill — McKinney	$2,100	$(2,100)	$—	$—
Goodwill — EBDG	3,898	(3,898)	—	—
Goodwill — Purchase Accounting	—	20,470	—	20,470

Total Goodwill	$5,998	$14,472	$—	$20,470

Total Intangibles and Goodwill	$6,135	$44,733	$450	$50,418

Future intangible amortization expense is estimated to be as follows:

2011	$7,250
2012	5,927
2013	5,566
2014	4,896
2015	2,738

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

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor Company	Predecessor Company
	December 22 to	January 1 to	Successor Company
	December 31, 2010	December 21, 2010	2009	2008
Tax at federal statutory rate	$(2,103)	$3,146	$(6,583)	$26,203
State income taxes, net	41	(188)	(316)	1,701
Other:
Prior year taxes	—	1,346	224	(673)
Acquisition Costs	2,690	1,104	—	—
Other miscellaneous items	—	132	(254)	109

Total income tax expense	$628	$5,540	$(6,929)	$27,340

The components of deferred income taxes included on the balance sheet are as follows.

	December 31,	December 31,
	2010	2009
DEFERRED TAX ASSETS:
Reserve for bad debts	$1,940	$1,942
Inventory adjustments	365	(153)
Employee benefits and compensation	7,550	772
Loss on Houston Office Closure	—	1,370
Other accruals	(131)	(283)
Warranty accruals	348	143

CURRENT DEFERRED TAX ASSET	$10,072	$3,791

Net Operating Loss Carryback	$12,289	$20,439
Accrued claims	720	2,789
Accrued pension - ACL plan long-term	11,793	9,804
Deferred gains	1,413	2,444
Accrued post-retirement medical	1,366	2,004
Stock compensation	723	4,327
Temporary differences due to income recognition timing	221	81
Sale of Summit	125	260
Charitable contribution carryforward	122	—
AMT credit	1,594	2,472

TOTAL DEFERRED TAX ASSETS	$40,438	$48,411

DEFERRED TAX LIABILITIES
Domestic property	$(93,802)	$(80,587)
Equity investments in domestic partnerships and limited liability companies	(223)	(267)
Long term leases	(1,245)	(887)
Prepaid insurance	(287)	(294)
Software	(1,167)	(1,026)
Gain on Fuel Futures	(1,094)	(1,791)
Goodwill	(72)	99
Purchase Accounting	(141,127)	—

TOTAL DEFERRED TAX LIABILITIES	$(239,017)	$(84,753)

NET DEFERRED TAX LIABILITY	$(198,579)	$(36,342)

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

Weighted-average assumptions

	2010	2009
Pension:
Discount rate - benefit cost	6.175%	6.10%
Discount rate - benefit obligation	5.705%	6.175%
Expected return on plan assets	8.25%	8.25%
Rate of compensation increase	4% for 2011	2% for 2010
	3% thereafter	4% thereafter

The following table presents the fair value of plan assets by asset category. All fair values are based on quoted prices in active markets for identical assets (Level 1).

	Fair Value at	Fair Value at
	December 31, 2010	December 31, 2009
Equity securities - large cap fund	$—	$36,063
Equity securities - S&P 500 index fund	42,793	—
Equity securities - small/mid cap fund	11,082	11,412
Equity securities - world fund	15,477	18,039
Debt securities - high yield bond fund	12,468	9,280
Debt securities - long duration bond fund	30,912	51,103
Debt securities - core fixed income fund	29,050	—
Debt securities - emerging markets debt fund	5,925	8,717
Other assets - opportunity collective fund	10,513	—
Cash	—	10,223

Total	$158,220	$144,837

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

	2010	2009
Post-retirement:
Discount rate - benefit cost	6.175%	6.10%
Discount rate - benefit obligation	5.705%	6.175%

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

						2016 and
	2011	2012	2013	2014	2015	after
Operating Lease Obligations	$23,370	$17,976	$14,773	$12,668	$9,673	$52,915

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

Description	12/31/2010	Fair Value of Measurements at Reporting Date Using Markets for Identical Assets (Level 1)
Fuel Price Swaps	$166	$166

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
Predecessor Companys
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

Effective as of the date of the Acquisition on December 21, 2010, all awards that had been granted to non-executive employees and to the former ACL board members vested and were paid out consistent with certain provisions in the Plans. The payment of the intrinsic value of these awards totaling $14,284 was a part of the consideration paid for the Acquisition and included certain previously vested executive shares. The remaining fair market value at the date of grant for these awards totaling $3,179 was expensed immediately prior to the Acquisition date. Awards previously granted to Company executives under the Plan were assumed by Finn and remained outstanding through December 31, 2010 with no changes in the terms and conditions, except for adjustment to denomination in Finn shares and conversion to time-based vesting as to the performance restricted units. At December 31, 2010, 8,799 shares were available under the Plan for future awards.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Non-qualified stock options	Restricted stock units	Performance restricted stock units
Number outstanding	14,074.5	6,167.0	5,811.0
Weighted average exercise price	$213.03
Previously recognized compensation cost	$755	$688	$641
Income tax benefit	$283	$258	$240
Unrecognized compensation cost	$1,170	$669	$648
Weighted average remaining life for compensation	1.6 years	1.5 years	1.5 years

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

Stock Options—Stock options granted to management employees generally vest over three years in equal annual installments. Stock options granted to board members generally cliff vested in six months. All options issued through December 31, 2010, generally expire ten years from the date of grant. Stock option grant date fair values are determined at the date of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. Options outstanding at December 31, 2010, had a remaining weighted average contractual life of approximately 8.6 years.

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

The PIK Notes are not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Notes were sold only to qualified institutional buyers under Rule 144A and outside the United States in compliance with Regulation S under the Securities Act.

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

F-39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commercial Barge Line Company

By: /s/ David J. Huls

David J. Huls

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

Date: December 22, 2011