Form 10-K
period 2011-12-31
COMMERCIAL BARGE LINE CO
filed 2012-03-09
CIK 1324482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                 to

COMMERCIAL BARGE LINE COMPANY

(Exact Name of Registrant as Specified in its Charter)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☑         No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐ Not applicable.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be,” “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•	the aftermath of the global economic crisis, which began in 2008, may continue to have detrimental impacts on our business;

•	freight transportation rates for the Inland Waterways (as subsequently defined) fluctuate from time to time and may decrease;

•	an oversupply of barging capacity may lead to reductions in freight rates;

•	yields from North American and worldwide grain harvests could materially affect demand for our barging services;

•	any decrease in future demand for new barge construction may lead to a reduction in sales volume and prices for new barges;

•	volatile steel prices may lead to a reduction in or delay of demand for new barge construction;

•	higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability;

•	our operating margins are impacted by a low margin legacy contract and by spot rate market volatility for grain volume and pricing;

•	we are subject to adverse weather and river conditions, including marine accidents;

•	seasonal fluctuations in industry demand could adversely affect our operating results, cash flow and working capital requirements;

•	the aging infrastructure on the Inland Waterways may lead to increased costs and disruptions in our operations;

•	the inland barge transportation industry is highly competitive and increased competition could adversely affect us;

•

global trade agreements, tariffs and subsidies could decrease the demand for imported and exported goods, adversely affecting the flow of import and export tonnage through the Port of New Orleans and the demand for barging services;

•	our failure to comply with government regulations affecting the barging industry, or changes in these regulations, may cause us to incur significant expenses or affect our ability to operate;

•	our maritime operations expose us to numerous legal and regulatory requirements, and violation of these regulations could result in criminal liability against us or our officers;

•

the Jones Act (as subsequently defined) restricts foreign ownership of our stock, and the repeal, suspension or substantial amendment of the Jones Act could increase competition on the Inland Waterways and have a material adverse effect on our business;

•

we are named as a defendant in lawsuits and we are in receipt of other claims and we cannot predict the outcome of such litigation and claims, which may result in the imposition of significant liability;

•	our aging fleet of dry cargo barges may lead to a decline in revenue if we do not replace the barges or drive efficiency in our operations;

•

our cash flows and borrowing facilities may not be adequate for our additional capital needs and our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness;

•	a significant portion of our borrowings are tied to floating interest rates which may expose us to higher interest payments should interest rates increase substantially;

•	we face the risk of breaching covenants in our Credit Facility;

•	our insurance may not be adequate to cover our operational risks;

•	the loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability;

•	a major accident or casualty loss at any of our facilities or affecting free navigation of the Inland Waterways (as hereinafter defined) could significantly reduce production;

•	potential future acquisitions or investments in other companies may have a negative impact on our business;

•

a temporary or permanent closure of the Calumet River to barge traffic in the Chicago area in response to the threat of Asian carp migrating into the Great Lakes may have an adverse effect on operations in the area;

•

interruption or failure of our information technology and communications systems, or compliance with requirements related to controls over our information technology protocols, could impair our ability to effectively provide our services or integrity of our information;

•	many of our employees are covered by federal maritime laws that may subject us to job-related claims;

•	we have experienced work stoppages by union employees in the past, and future work stoppages may disrupt our services and adversely affect our operations;

•	the loss of key personnel, including highly skilled and licensed vessel personnel, could adversely affect our business;

•	failure to comply with environmental, health and safety regulations could result in substantial penalties and changes to our operations;

•	we are subject to, and may in the future be subject to disputes, or legal or other proceedings that could involve significant expenditures by us;

See Item 1A “Risk Factors” of this annual report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

PART I

ITEM 1.     THE BUSINESS

The Company

Commercial Barge Line Company (“CBL” or the “Company” and together with its consolidated subsidiaries, “we,” “us” or “our”), a Delaware corporation, is one of the largest and most diversified inland marine transportation and service companies in the United States. CBL provides barge transportation and related services under the provisions of the Jones Act and manufactures barges, primarily for brown-water use. CBL was incorporated in 2004. CBL is a wholly owned subsidiary of American Commercial Lines Inc. (“ACL”). ACL is a wholly owned subsidiary of ACL I Corporation (“ACL I”). ACL I is a wholly owned subsidiary of Finn Holding Corporation (“Finn”). Finn is owned by certain affiliates of Platinum Equity, LLC (certain affiliates of Platinum Equity, LLC are referred to as “Platinum”). On December 21, 2010, we announced the consummation of the acquisition of ACL by Platinum (the “Acquisition”). The Acquisition was accomplished through the merger of Finn Merger Corporation (“Finn Merger”), a Delaware corporation and a wholly owned subsidiary of ACL I, a Delaware corporation, with and into American Commercial Lines Inc.

The assets of ACL consist principally of its ownership of all of the stock of CBL. The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC (“ACL LLC”), ACL Transportation Services LLC (“ACLTS”), and Jeffboat LLC (“Jeffboat”), Delaware limited liability companies, and ACL Professional Services, Inc., a Delaware corporation, and their respective subsidiaries. Prior to 2010, CBL was responsible for corporate income taxes. Following the Acquisition, CBL files as part of the consolidated federal tax return of Finn. ACL and CBL do not conduct any operations independent of their ownership interests in the consolidated subsidiaries.

Platinum Equity LLC, together with its affiliates (“Platinum Group”) is a global acquisition firm headquartered in Beverly Hills, California with principal offices in Boston, New York and London. Since its founding in 1995, Platinum has completed more than 130 acquisitions in a broad range of market sectors including technology, manufacturing, logistics, distribution, transportation and media. Platinum’s current portfolio includes 31 companies in a variety of different industries that serve customers around the world. The firm has a diversified capital base that includes the assets of its portfolio companies, which generated more than $12.0 billion in revenue in 2011, as well as capital commitments from institutional investors in private equity funds managed by the firm. Platinum’s Mergers & Acquisitions & Operations (“M&A&O®”) approach to investing focuses on acquiring businesses that need operational support to realize their full potential and can benefit from Platinum’s expertise in transition, integration and operations.

Certain of CBL’s former operations have been recorded as discontinued operations in all periods presented due to the sale of those entities. The Company sold its wholly owned indirect subsidiaries Elliot Bay Design Group (“EBDG”) in December 2011 and Summit Contracting LLC (“Summit”) in November 2009. All remaining activity related to these transactions results from final sale consideration settlement. All of our international operations in Venezuela and the Dominican Republic were disposed of in 2006. The only remaining activity related to the international businesses is the formal exit from the Dominican Republic.

CBL’s principal executive offices are located at 1701 East Market Street in Jeffersonville, Indiana. CBL’s mailing address is P.O. Box 610, Jeffersonville, Indiana 47130.

Information Available on our Website

Our website address is www.aclines.com. All of our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports can be accessed free of charge through the News link on the website. In addition, the Code of Ethics is also available on the website. Please note that the information contained on our website is not incorporated by reference in, or considered to be part of any document, unless expressly incorporated by reference therein.

Operating Segments

We currently operate in two primary business segments, transportation and manufacturing. We were the third largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the United States Inland Waterways, consisting of the Mississippi River, the Ohio River and the Illinois River and their tributaries, and the Gulf Intracoastal Waterway (collectively, the “Inland Waterways”) as of December 31, 2010, according to Informa Economics, Inc., a private forecasting service (“Informa”). We do not believe that these rankings have varied significantly during 2011, but competitive surveys are normally not available until March of each year. According to Informa, as of December 31, 2010, our fleet of dry cargo and liquid tank barges accounted for 11.6% of the total inland dry cargo barge fleet and 10.8% of the total inland liquid cargo barge fleet.

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

Our manufacturing subsidiary, Jeffboat, was the second largest manufacturer of brown-water barges in the United States in 2011 according to Criton Corporation (“Criton”), publisher of River Transport News.

Comparative financial information regarding our transportation and manufacturing segments is included in both the notes to our consolidated financial statements and in Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”). This financial information includes for each segment, as defined by U.S. generally accepted accounting principles, revenues from external customers, a measure of profit or loss and total assets for each of the last three fiscal years.

For year ended December 31, 2011, our transportation segment accounted for 84.5% , or $721.1 million of our consolidated revenue, 45.3%, or $1.7 million of our operating income and 92.4%, or $161.0 million of our consolidated adjusted earnings before interest, taxes, depreciation, amortization and long-term boat and barge rents and certain other non-cash or non-comparable charges included in net income (“Adjusted EBITDAR”), while our manufacturing segment accounted for 15.5%, or $131.8 million of our consolidated revenue, 54.8%, or $2.0 million of our operating income and 7.6%, or $13.3 million of our Adjusted EBITDAR. Management considers Adjusted EBITDAR to be a meaningful indicator of operating performance and uses it as a measure to assess the operating performance of the Company’s business segments. Adjusted EBITDAR provides us with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. Additionally, though we feel that Adjusted EBITDAR provides us a better overall measure of our performance by excluding the financing decisions we make regarding boat and barge leasing decisions, covenants in our debt agreements contain financial ratios based on Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), so the reconciliation herein also contains this measure. Neither Adjusted EBITDAR nor EBITDA should be construed as a substitute for net income or as a better measure of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles (“GAAP”). Adjusted EBITDAR and EBITDA exclude components that are significant in understanding and assessing our results of operations and cash flows. In addition, neither Adjusted EBITDAR nor EBITDA are terms defined by GAAP and as a result our measures of Adjusted EBITDAR and EBITDA might not be comparable to similarly titled measures used by other companies.

The Company believes that Adjusted EBITDAR and EBITDA are relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry as well as by the Company’s management in assessing segment performance. Accordingly, the Company is disclosing this information to allow a more comprehensive analysis of its operating performance. A reconciliation of net income to Adjusted EBITDAR and EBITDA is contained herein at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation.”

In 2011 our transportation segment transported a total of approximately 34.8 billion ton-miles, with 31.1 billion ton-miles transported under affreightment contracts and 3.6 billion ton-miles transported under towing and day rate contracts. In total this was an increase of 0.9 billion ton-miles or 2.7% compared to 2010. The increased ton-miles were produced with an average barge fleet that was 4.8% smaller than the prior year. We believe that ton-miles, which are computed based on the extension of tons by the number of miles transported, are the best available volume measurement for the transportation business and are a key part of how we measure our performance.

Our freight contracts are typically matched to the individual requirements of the shipper depending on the shipper’s need for capacity, specialized equipment, timing and geographic coverage. Primarily as a result of strong customer demand relative to barge industry capacity, average freight rates for commodities moved under term contracts increased significantly during the period from 2003 to 2006, retracted during the recession beginning in 2008 and began to strengthen in the second half of 2010 with rate strength continuing throughout 2011. Due to the expected continued retirement of aged barge capacity during the next several years, we anticipate that the pricing on term contract renewals over the longer term will be flat to slightly positive during the same period, although we can make no assurance that this will occur.

Spot rates, primarily for grain and for a portion of our coal shipments, have also been generally higher over the last five years, other than during the recent recession from 2008 through the first half of 2011. However, these spot rates have been and are expected to continue to be more volatile within and across years. Grain volatility is based not only on the supply and demand for barges but additionally weather, crop size, export demand, ocean port freight differentials and producer market timing.

Our dry cargo barges transport a variety of bulk and non-bulk commodities. In 2011 grain transportation represented 21.6% of segment revenues and other dry cargoes, including coal and bulk representing 44.8% of transportation segment revenue. The bulk commodities classification contains a variety of cargo segments including steel, salt, alumina, fertilizers, cement, ferro alloys, ore and gypsum.

We also transport liquid cargo, such as chemicals, petroleum, ethanol, edible oils and other liquid commodities, which represented 28.9% of transportation segment revenue for 2011.

Our barging operations are complemented by marine repair, maintenance and port services (e.g., demurrage, towing charter, scrapping, fleeting, shifting, repairing and cleaning of barges and towboats) located strategically throughout the Inland Waterways, which represented 4.7% of transportation segment revenues for 2011.

Located in Jeffersonville, Indiana, on the Ohio River, our manufacturing segment, Jeffboat, operates one of the largest brown water barge manufacturing facilities in the United States. The manufacturing segment designs and manufactures barges and other vessels for Inland Waterways’ service for third-party customers and our transportation business. We also manufacture equipment for coastal and offshore markets and have long employed advanced inland marine technology. Jeffboat has the capacity to produce dry hoppers, deck barges, tank barges in various sizes and types, ocean-going vessels, dry docks and towboats. Our shipyard has four main production lines. We currently operate two of the lines in two full and one partial shift and have the capability of expanding the lines and shifts based on operational needs. The production lines are flexible and allow for dry cargo barges to be built on the same lines as liquid tank barges. The segment also offers technically advanced marine design and manufacturing capabilities for both inland and ocean service vessels. The manufacturing segment utilizes sophisticated computer-aided design and manufacturing systems to develop, calculate and analyze all manufacturing and repair plans.

Historically, our transportation business has been one of the manufacturing segment’s most significant customers. We believe the synergy created by our transportation operations and our manufacturing and repair capabilities is a competitive advantage. Our vertical integration allows us to source barges at cost and permits optimization of manufacturing schedules and asset utilization between internal requirements and sales to third-party customers. Additionally, manufacturing segment engineers have the opportunity to collaborate both with our barge operations on innovations that enhance towboat performance and barge life.

CUSTOMERS AND CONTRACTS

In 2011, our largest customer accounted for approximately 7.2% of the Company’s consolidated revenue and the top ten customers combined represented approximately 39.7% of the Company’s consolidated revenue.

Transportation.    Our primary customers include many of the major industrial and agricultural companies in the United States. Our relationships with our top ten customers have been in existence for several years, some for more than 30 years. We enter into a wide variety of contracts with these customers, ranging from single spot movements to term contracts (both one-year renewable contracts and extended multi-year contracts). The contracts vary in duration. Some contracts provide guarantees for a percentage of the customer’s volume shipped in certain traffic lanes.

We have many long-standing customer relationships, including Cargill, Inc., Nucor Steel, North American Salt Company, Shell Chemical Company/Shell Trading Company, Styrolution America LLC, Celtic Marine, Alcoa, Inc. Archer Daniels Midland Co. and Consolidated Grain & Barge Company. We also have a long-standing contractual relationship, extended during the emergence of the Company’s predecessor from bankruptcy in 2005, until 2015, with Louisiana Generating LLC, a subsidiary of NRG Energy, Inc. (“LaGen”) and Burlington Northern Santa Fe Railway (“BNSF”). We continually monitor the credit worthiness of our portfolio. In 2012, we anticipate that approximately 60% to 70% of our barging revenue will be derived from customer contracts that vary in duration, but generally are one year to four years in length. The average contract maturity is approximately two years. Most of our multi-year contracts are set at a fixed price, with rate adjustment provisions for fuel, which increases stability of the contract margins. While fuel comprises a significant percentage of our expenses in the transportation segment, generally our term contracts contain provisions that allow us to pass through (effectively on approximately a 45-day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing our fuel price risk. Furthermore, 58.3% of our term contracts have a general inflation provision based on changes in the Consumer Price Index and 45.6% of our term contracts enable us to pass through increases in our pay scale of vessel personnel.

Generally, contracts that are less than one year are priced at the time of execution, which we refer to as the spot market. All of our grain freight has been priced in the spot market for the past seven years. In 2011 the transportation segment generated approximately 72% of its revenues under term contracts and spot market arrangements with customers to transport cargoes on a per ton basis from an origin point to a destination point along the Inland Waterways on our barges, pushed primarily by our towboats. These contracts are referred to as affreightment contracts.

Our dedicated service contracts typically provide for equipment specially configured to meet the customer’s requirements for scheduling, parcel size and product integrity. The contract may take the form of a “consecutive voyages” affreightment agreement, under which the customer commits to loading the barges on consecutive arrivals. Alternatively, the contract may be a “day rate plus towing” agreement under which the customer essentially charters a barge or set of barges for a fixed daily rate and pays a towing charge for the movement of the tow to its destination. A “unit tow” contract provides the customer with a set of barges and a boat for a fixed daily rate, with the customer paying the cost of fuel. Chemical shippers, until the economic slowdown beginning late in 2008, typically used dedicated service contracts to ensure reliable supplies of specialized feedstocks to their plants. During 2011 we saw this demand begin to return to that market. Petroleum distillates and fuel oils have historically also moved under “unit tow” contracts. Many dedicated service customers formerly also sought capacity in the spot market for peaking requirements. During the recession, much of this business had reverted to spot market pricing and the resultant over-supply of liquid barge capacity drove spot rates down, but regained lost strength during 2011. Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move. Transportation services revenue is earned for fleeting, shifting and cleaning services provided to third parties. Under charter/day rate contracts, our boats and barges are leased to third parties who control the use (loading, unloading, and movement) of the vessels. During 2011 and in periods prior to the recession we deployed additional barges to serve customers under charter/day rate contracts due to strong demand and attractive pricing for such service. We ended 2011 with 154 barges in dedicated service. An average total of 143, 122 and 122 tank barges or 45.4%, 36.3% and 33.0% of our average liquid tanker fleet in the years 2011, 2010 and 2009 respectively, were devoted to these non-affreightment contracts. The pricing attained for this type of service and the varying number of barges deployed drove charter and day rate revenue up 31.7% in 2011, flat in 2010 and down 15.4% in 2009, in comparison to the immediately preceding year. The transportation segment non-affreightment revenues are generated either by demurrage charges for customers’ delays, beyond contractually allowed days for loading and unloading, of our equipment under affreightment contracts or by one of three other distinct contractual arrangements with customers: (i) dedicated service contracts; (ii) outside towing contracts or (iii) other marine services contracts. Transportation services revenue is further summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.’

Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties. Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move.

Manufacturing.    The primary third-party customers of our barge and other vessel manufacturing subsidiary, Jeffboat, are other operators within the inland barging industry. Because barge and other vessel manufacturing requirements for any one customer are dependent upon the customer’s specific replacement and growth strategy, and due to the long-lived nature of the equipment manufactured, the manufacturing segment’s customer base varies from year-to-year. Our transportation business is a significant customer of the manufacturing segment. In 2011, 2010 and 2009, our transportation segment accounted for 23%, 27% and 10% respectively, of the manufacturing segment’s revenue before intercompany eliminations.

At December 31, 2011, the manufacturing segment’s approximate vessel backlog for external customers was $101.2 million at December 31, 2011, representing 147 barges for 2012 production and 50 barges for 2013 production. The backlog at December 31, 2010, was $102.4 million. The backlog consists of vessels to be constructed under signed customer contracts or exercised contract options that have not yet been recognized as revenue. Following the recession, we have seen return of demand as the economy has recovered. We expect that with the existing backlog and our current expectation for internal production for the transportation segment, total production capacity will increase in 2012.

With the return of more normal levels of demand and our transportation segment’s expected demand, we continue to believe that future demand for dry and liquid tank barges in the two to five year time horizon will be relatively strong driven primarily by the need for replacement of retiring dry covered hopper capacity. Industry data for 2010 from Informa indicates that more than 18% of the dry cargo barges in service at December 31, 2010 were more than 26 years old which is expected to contribute to the demand for barges to replace the retiring capacity.

Another continuing driver of new barge demand is the requirement to replace all single-hull tank barges with double-hull tank barges. By federal law, single-hull tank barges will not be allowed to operate after 2015. All of our tank barges have double hulls. There are, however, still some single-hull barges in operation within the industry. The ultimate realization of the replacement activity and the timing of the replacement cycle will likely be impacted by overall tank barge demand as during the recent recession many such barges were retired without current need for replacement.

The price we have been able to charge for manufacturing production has fluctuated historically based on a variety of factors including the cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. During the period from the beginning of 2007 through 2008, we were able to maintain or improve the pricing on new barge orders, net of steel costs, in response to continued demand for new barge construction. Pricing strength decreased during the recession but has recently been improving and over the longer term, as we re-enter a period of strong demand for replacement barges, we plan to continue improving the pricing on our barges, net of steel, although we expect that our manufacturing segment will not be a major EBITDAR contributor over the next few years because of use of much of the production capacity by the transportation segment.

Steel is the largest component of our raw materials, representing 50% to 90% of the raw material cost, depending on steel prices and barge type. We have established relationships with our steel vendors and have not had an issue with obtaining the quantity or quality of steel required to meet our commitments. The price of steel, however, varies significantly with changes in supply and demand. Because of the volatile nature of steel prices, we generally pass back to our customers the cost of steel used in the production of our customers’ barges. The contracts in the backlog contain steel price adjustments. The actual price of steel at the time of construction may result in contract prices that are greater than or less than those used to calculate the backlog at December 31, 2011. Several contracts also contain options for the customer to purchase additional barges in the future, which are not included in the reported backlog until exercised. All orders in the backlog at December 31, 2011, are currently expected to be produced in 2012 and 2013. The backlog also excludes our planned construction of internal replacement barges.

TRANSPORTATION FLEET

Barges.    As of December 31, 2011, our total transportation fleet was 2,277 barges, consisting of 1,553 covered dry cargo barges, 408 open dry cargo barges and 316 tank barges. We operate 411 of these dry cargo barges and 23 of these tank barges pursuant to charter agreements. The charter agreements have terms ranging from one to eight years. Generally, we expect to be able to renew or replace our charter agreements as they expire. As of December 31, 2011, the average age of our covered dry cargo barges was 17.7 years, the average age of our dry open barges was 31.7 years and the average age of our tank barges was 21.4 years. Our dry fleet and liquid fleets are approximately 5.4 years and 3.0 years older than the industry average ages as of December 31, 2010 contained in the industry age profile discussed in “Competition.” Covered hoppers are most often used to transport grain and other farm products, metallic ores and non-metallic minerals, while open hoppers are most often used to transport coal, sand, rock and stone. We use tank barges primarily for transportation of chemicals, petroleum and related liquid products.

Towboats.    As of December 31, 2011, our barge fleet was powered by 109 Company-owned towboats and 13 additional towboats operated exclusively for us by third parties. This is two less owned boats and five less chartered boats than we operated at December 31, 2010. The size and diversity of our towboat fleet allows us to deploy our towboats to areas of the Inland Waterways where they can operate most effectively. For example, our larger horsepower towboats typically operate with tow sizes of as many as 40 barges along the Lower Mississippi River, where the river channels are wider and there are no restricting locks and dams. Our medium horsepower towboats predominantly operate along the Ohio, Upper Mississippi and Illinois Rivers, where the river channels are narrower and restricting locks and dams are more prevalent. We also deploy smaller horsepower towboats for canal, shuttle and harbor services. On an ongoing basis we continue to assess our boat power needs. Based on current assessment we sold two boats in 2011 and returned one boat to active service. We currently have an additional three boats which are being actively marketed and are included in assets held for sale. We expect to continue to consider the sale of boats that fall outside our expected power needs. A summary of the number of owned boats by power class is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Owned Boat Counts and Average Age by Horsepower Class.”

PORT SERVICES ASSETS

To support our barge fleet, we operate port service facilities. ACLTS, a wholly owned subsidiary of the Company, operates facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both barges and towboats, primarily for ACL, but also for third-party customers. ACLTS has active port service facilities in the following locations: Lemont, Illinois; Cairo, Illinois; Louisville, Kentucky; Baton Rouge, Louisiana; Vacherie, Louisiana (Armant fleet); Harahan, Louisiana and Houston, Texas. Its operations consist of fleets, towboat repair shops, dry docks, scrapping facilities and cleaning operations. Late in 2009 our maintenance shop, formerly located in Louisville, Kentucky, was physically relocated to Cairo, Illinois. ACLTS also operates a coal receiving, storage and transfer facility in St. Louis, Missouri. Together with BNSF, we also transport coal from mines in the Powder River Basin of Wyoming and Montana to the LaGen power plant in Louisiana under an agreement with LaGen. In 2011 these ACLTS activities accounted for less than 5% of our external revenue. Our St. Louis terminal also receives and stores coal from third-party shippers who source coal on the BNSF and ship to inland utilities or to the Gulf Coast for export on our barges. ACLTS’s liquid terminal in Memphis, Tennessee provides liquid tank storage for third parties and processes oily bilge water from towboats. The oil recovered from this process is blended for fuel used by ACL’s towboats or is sold to third parties. Operations at this facility are currently limited as we repair damage caused by the second quarter 2011 flooding. Certain of our facilities also sublease land to vendors, such as fuel vendors, which reduces our costs and augments services available to our fleets and those of third parties.

THIRD-PARTY LOGISTICS, INTERMODAL SERVICES

Our fleet size, diversity of cargo transported and experience enables us to provide transportation logistics services for our customers. We own 50% of BargeLink LLC (“BargeLink”), a joint venture with MBLX, Inc., based in New Orleans. BargeLink provides third-party logistics services to international and domestic shippers who distribute goods primarily throughout the inland rivers. BargeLink provides and arranges for ocean freight, customs clearance, stevedoring (loading and unloading cargo), trucking, storage and barge freight for its customers. BargeLink tracks customers’ shipments across multiple carriers using proprietary tracking software developed by BargeLink.

At our Lemont Terminal, located approximately 25 miles southwest of downtown Chicago, we have direct access to Highways 55, 355 and 294 and a truck delivery radius including Iowa, Michigan, Indiana, Illinois, Wisconsin and Ohio. From this location we have the ability to distribute truck-to-barge and barge-to-truck multi-modal shipments of both northbound and southbound freight from inland river system origins and destinations in Mexico, Texas, Louisiana, Alabama, Florida, Pennsylvania and points between. We also have 48,000 square feet of indoor temperature controlled space for product storage in Lemont, as well as 35 acres for outside storage.

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

We believe our vertical integration provides us with a competitive advantage. By using our ACLTS barge and towboat repair facilities, ACLTS vessel fleeting facilities and our manufacturing segment’s shipbuilding capabilities, we are able to support our core barging business and offer a combination of competitive pricing and high quality service to our customers. We believe that the size and diversity of our fleet allows us to optimize the use of our equipment and offer our customers a broad service area, at competitive rates, with a high frequency of arrivals and departures from key ports.

Since 1980 the industry has experienced consolidation as the acquiring companies have moved toward attaining the widespread geographic reach necessary to support major national customers. According to Informa, we had the second largest covered dry cargo barge fleet in the industry with 16.3% of the industry capacity as of December 31, 2010. We believe our large covered dry cargo fleet gives us a unique position in the marketplace that allows us to service the transportation needs of customers requiring covered barges to ship their products. It also provides us with the flexibility to shift covered dry cargo fleet capacity to compete in the open dry cargo barge market simply by storing or stacking the barge covers. This adaptability allows us to operate the barges in open barge trades for a long or short period of time to take advantage of market opportunities. Carriers that have barges designed for open dry cargo barge service only cannot easily retrofit their open dry cargo barges with covers without significant expense, time and effort.

According to Informa, the Inland Waterways fleet peaked at 23,092 barges at the end of 1998. From 1999 to 2005, the Inland Waterways fleet size was reduced by 2,407 dry cargo barges and 54 liquid tank barges for a total reduction of 2,461 barges, or 10.7%. From that date through the end of 2010, the industry fleet, net of barges scrapped, increased by 125 dry cargo barges and increased by 171 tank barges, ending 2010 at 17,914 dry and 3,013 liquid barges, for a total fleet size of 20,927, 9.4% below the 1998 level. This decline in the industry fleet size has resulted in a more favorable supply-demand dynamic for Inland Waterway freight transportation.

During 2010 the industry placed 757 new dry cargo barges into service while retiring 341 dry cargo barges and expanded the liquid cargo barge fleet by four barges. The life expectancy of a dry cargo barge in our fleet is up to 35 years and a liquid barge in our fleet is up to 40 years, with the age of retirement depending on the physical condition of a barge and amount of reinvestment and repair. We also believe that approximately 25% of the industry’s existing dry cargo barge fleet will need to be retired or refurbished due to their age over the next three to six years. Competition is significant for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 57% of the industry fleet in each sector as of December 31, 2010.

TOP 5 CARRIERS BY FLEET SIZE*

(as of December 31, 2010)

	Dry**	Average Age	Industry Share
Dry Cargo Barge Fleet
Ingram Barge Company	3,796	15.2	21.2%
AEP River Operations	3,199	11.0	17.9%
American Commercial Lines LLC	2,086	21.2	11.6%
American River Transportation	1,752	20.5	9.8%
SCF Marine, Inc.	1,130	13.9	6.3%

Top five	11,963	15.8	66.8%
Industry Total	17,914	15.2	100.0%

	Liquid	Average Age	Industry Share
Liquid Cargo Barge Fleet
Kirby Corporation	828	20.6	27.5%
American Commercial Lines LLC	325	21.1	10.8%
Canal Barge Line Co. Inc.	211	11.5	7.0%
Florida Marine Transporters	203	6.2	6.7%
Ingram Barge Company	172	31.0	5.7%

Top five	1,739	18.9	57.7%
Industry Total	3,013	18.4	100.0%

*	Source: Informa and Company. December 31, 2011 data is not expected to be available until March 2012

**	Dry Cargo Barges include covered and open dry barges.

Supply and Demand Dynamics in the Barging Industry.    The inland barge freight market is influenced by a variety of factors, including the size of the Inland Waterways barge fleet, local weather patterns, domestic and international consumption of agricultural and industrial products, crop production, trade policies, the price of fuel and the price of steel. Freight rates in both the dry and liquid markets are a function of the relationship between the amount of freight demand for these commodities and the number of barges available to load freight. Demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge as well as the relative economic attractiveness of barging as a means of freight transportation. Historically the major drivers of demand for dry cargo freight are coal for domestic utility companies, industrial and coke producers and export markets; construction commodities such as cement, limestone, sand and gravel; and coarse grain such as corn and soybeans for export markets. Other commodity drivers include products used in the manufacturing of steel, finished and partially-finished steel products, ores, salt, gypsum, fertilizer and forest products. The demand for our liquid freight is driven by the demand for bulk chemicals used in domestic production, including styrene, methanol, ethylene glycol, caustic soda and other products. It is also affected by the demand for clean petroleum products and agricultural-related products such as ethanol, vegetable oil, bio-diesel and molasses. Certain spot rate contracts, particularly for grain, are subject to significant seasonal and other fluctuations. Grain rates and volume demand are also reactive to the freight cost spreads for grain export between west coast ports and through the gulf. Demand in our liquid and bulk commodity markets was significantly impacted by the recent recession, negatively impacting price, business mix and margin. Since mid-2010 demand has been improving and is currently more in line with industry capacity, though the second quarter 2011 extreme flooding prevented normal navigation ability. We continue to compete for available volume, while remaining focused on productivity, prudent capital investment and cost control to enable us to be ready to capitalize on market demand shifts. We continue to believe that barge transportation remains the lowest cost and most ecologically friendly provider of domestic transportation. We continue to provide quality services to our existing customers and to seek new customers.

Manufacturing.    The inland barge manufacturing industry competes primarily on quality of manufacture, delivery schedule, design capabilities and price. We consider Trinity Industries, Inc. to be our manufacturing segment’s most significant competitor for the large-scale manufacture of inland barges, although other firms have barge building capability on a smaller scale. We believe there are a number of shipyards located on the Gulf Coast that compete with our manufacturing segment for the manufacturing of liquid tank barges. In addition, certain other shipyards may be able to reconfigure to manufacture inland barges and related equipment. We believe, based on data reported by River Transport News (published by Criton), that Jeffboat and one other competitor together comprise the significant majority of barge manufacturing capacity in the U.S. We also believe that the new dry barge builds required to replace retiring barges may strain the capacity of barge manufacturing during the next five years. According to industry data provided by Informa, from 2005 through 2011, Jeffboat’s brown water liquid and dry cargo barge production accounted for between 24% and 43% of the overall market.

Due to the relatively long life of barges and the manufacturing boom of the late 1970s and early 1980s, older barges are reaching the end of their life expectancy and single-hulled liquid barges are retiring ahead of U.S. Coast Guard requirements for liquid tank barges to be double-hulled by 2015. Since its peak in 1998, the overall industry dry fleet has declined 11.3%, with over 18% of the current dry fleet at least 26 years old at December 31, 2010. According to Informa’s estimate at December 31, 2011, 4,535 new hoppers were expected to be built in 2011 through 2015, with almost all going towards replacement of the aging fleet. Per Criton, 997 new hoppers were built in 2011. We also believe that approximately 25% of the industry’s existing dry cargo barge fleet will need to be retired or refurbished due to their age over the next three to seven years.

Seasonality

Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Increased demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. The transportation of grain in the spot market, including demurrage charges, represented 21.6% of our annual total transportation segment revenues for 2011 compared to 29.5% in 2010. Average grain tariff rates for the mid-Mississippi River, which we believe is generally a directional indicator of the total market, were 461% for the year ended December 31, 2011, and 416% for the year ended December 31, 2010. The 2011 harvest resulted in rates in line with five year averages. On average, for the last five-year period, the peak grain tariff rates have been almost double the trough rates for this river segment. Our achieved grain pricing, across all river segments, was up 2.3% and 19.0% in the quarter and year ended December 31, 2011.

The chart below depicts the seasonal movements in what we believe to be a directionally representative tariff rate over time for a river segment we track as part of the mid-Mississippi River. We do not track January and February for this segment due to significantly reduced volumes on the segment during that time frame.

Source: Internal data

Note that the 2011 rates were seriously impacted by the flooding in the second quarter. Fertilizer movements are timed for delivery prior to annual planting, generally moving from late August through April. Salt movements are heaviest in the winter, when the need for road salt in cold weather regions drives demand, and are more ratable throughout the balance of the year as stockpiles are replaced. Overall demand for other bulk and liquid products delivered by barge is more ratable throughout the year.

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

EMPLOYEE MATTERS

Employee Count

	December 31,	December 31,
Function	2011	2010
Administration (including Jeffboat)	163	185
Transportation services	1,326	1,500
Manufacturing	756	693
Other	—	54

	2,245	2,432

As of December 31, 2011, we employed 2,245 people. Approximately 684 employees of our manufacturing segment were represented by a labor union under a contract that expires on April 1, 2013. These employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our shipyard facility.

Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 (“UMW”) at ACLTS in St. Louis, Missouri under a collective bargaining agreement that expires December 31, 2013.

Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future.

Insurance and Risk Management

We procure and manage insurance policies and provide claims management services for our subsidiaries internally through our risk management department. We are exposed to traditional hazards associated with our manufacturing and marine transportation operations on the Inland Waterways. A program of insurance is maintained to mitigate risk of loss to our property, vessels and barges, loss and contamination of cargo and as protection against personal injury to third parties and company employees. Our general marine liability policy and protection and indemnity policy insures against all operational risks for our marine activities. We also maintain a policy for pollution liability coverage and excess liability coverage above certain casualty risks. All costs of defense, negotiation and costs incurred in settling a claim, such as surveys and damage estimates, are considered insured costs. Our personnel costs involved in managing insured claims are not reimbursed and there is a retention on most policies that is consistent with industry standards. We evaluate our insurance coverage regularly. We believe that our insurance coverage is adequate.

GOVERNMENT REGULATION

General    Our business is subject to extensive government regulation in the form of international treaties, conventions, federal, state and local laws and regulations, including laws relating to the discharge of materials into the environment. Because such laws and regulations are regularly reviewed and revised by issuing governments, we are unable to predict the ultimate cost or impact of future compliance. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our business operations. The types of permits, licenses and certificates required for our vessels depend upon such factors as the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel and our status as owner, operator or charterer. As of December 31, 2011, we had obtained all material permits, licenses and certificates necessary for operations.

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

We presently pay a federal fuel tax of 20.1 cents per gallon of propulsion fuel consumed by our towboats in some geographic regions. In the future, user fees may be increased or additional user fees may be imposed to defray the costs of Inland Waterways’ infrastructure and navigation support. Increases in these taxes are normally passed through to our customers by contract, but are not always recoverable in spot markets.

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

As of December 31, 2011, we had minimal reserves for environmental matters. Any cash expenditures that are necessary to comply with applicable environmental laws or to pay for any remediation efforts will therefore result in charges to earnings to the extent not covered by insurance. We may incur future costs related to the sites associated with the environmental reserves. The discovery of additional sites, the modification of existing or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in additional environmental costs. For more information, see “Item 3. Legal Proceedings  —  Environmental Litigation.”

During 2011 the Chamber of Shipping of America recognized 65 of our boats with the Certificates of Environmental achievement for no reportable spills, no U.S. Coast Guard citations of MARPOL, no port state citation for violations of MARPOL and no violations of state or local pollution regulations. The average qualifying period for our recognized vessels was over four years.

OCCUPATIONAL HEALTH AND SAFETY MATTERS

Our vessel operations are primarily regulated by the U.S. Coast Guard for occupational health and safety standards. Our shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. As of December 31, 2011, we were in material compliance with these regulations. However, we may experience claims against us for work-related illness or injury as well as further adoption of occupational health and safety regulations.

We endeavor to reduce employee exposure to hazards incident to our business through safety programs, training and preventive maintenance efforts. We emphasize safety performance in all of our operating subsidiaries. We believe that our safety performance consistently places us among the industry leaders as evidenced by what we believe are lower injury frequency levels than those of many of our competitors. We have been certified in the American Waterway Operators Responsible Carrier Program, which is oriented to enhancing safety in vessel operations. During 2011 the Chamber of Shipping of America recognized 49 of our boats with the prestigious Jones F. Devlin award for self-propelled merchant vessels that have operated for two full years or more without a crew member losing a full turn at watch because of an occupational injury. The average qualifying period for our recognized vessels was almost four years.

INTELLECTUAL PROPERTY

We register our material trademarks and trade names. Our trademark and trade name registrations in the United States are for a ten-year period and are renewable every ten years, prior to their respective expirations, as long as they are used in the regular course of trade. We believe we have current intellectual property rights sufficient to conduct our business.

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

Risks Relating to Our Industry

The aftermath of the global economic crisis, which began in 2008, may continue to have detrimental impacts on our business.

Although we cannot predict the extent, timing and full ramifications, we believe that the recession, which began in 2008 and its aftermath, at a minimum, heighten the following risks.

Potential recession impacts — In 2011, we saw demand increases over the prior year in specific commodities that are currently shipped by barge. However, this improved demand level continues to be diminished from pre-recession levels. and negatively impacts price/mix/volume, particularly in respect of demand driven by export markets. Notwithstanding the recent demand increase, demand levels continue to be lower than prior to the recession and, as a result, there continues to be a less favorable supply/demand mix of barges, which results in reduced rates that we can charge for our services, particularly in the spot markets. Such lower rates have negatively impacted our revenues and financial condition in our transportation segment. This loss of demand has also and could continue to result in tow-size and barge positioning inefficiencies. Continuing stagnation in the freight markets also may delay investment decisions by customers of our manufacturing segment.

Credit availability to our customers and suppliers — We believe that many of our customers and suppliers rely on liquidity from operative global credit markets. If credit availability remains restricted for these customers, demand for our products and services may be constricted resulting in lower revenues and barge production backlogs and we may not be able to enforce contracts or collect on outstanding invoices.

Market risk — We have significant costs associated with our pension plan, which is dependent on many factors including the return on plan assets and discount rates. Plan assets declined significantly in 2008. Earnings on plan assets increased in 2010. However, in 2011 plan assets increased by less than the amount of $8.8 million current year contributions to the Plan, due to low actual returns on plan assets. The combined return from the beginning of 2008 remains below the average assumed rate of return used for actuarial estimation purposes. Further declines in the value of plan assets or continued lower than assumed returns over time, as well as further declines in our discount rate could increase required expense provisions and required cash contributions under the plan. See Note 4 to the consolidated financial statements included elsewhere in this Form 10-K for disclosures related to our employee benefit plans.

Freight transportation rates for the Inland Waterways fluctuate from time to time and may decrease.

Freight transportation rates fluctuate from season-to-season and year-to-year. Levels of dry and liquid cargo being transported on the Inland Waterways vary based on several factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, domestic and international coal demand and foreign exchange rates. Additionally, fluctuation of ocean freight rate spreads between the Gulf of Mexico and the Pacific Northwest affects demand for barging on the Inland Waterways, especially in grain movements. Grain, particularly corn for export, has been a significant part of our business. Since the beginning of 2006, all grain transported by us has been under spot market contracts. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. Spot rates can vary widely from quarter-to-quarter and year-to-year. A decline in spot rates could negatively impact our business. Coal, particularly for export, has recently been an increasing part of our business. Coal contracts are typically longer term contracts, however, the volume shipped is dependent on many factors including coal prices and global weather. The number of barges and towboats available to transport dry and liquid cargo on the Inland Waterways also varies from year-to-year as older vessels are retired and new vessels are placed into service. The resulting relationship between levels of cargos and vessels available for transport affects the freight transportation rates that we are able to charge.

An oversupply of barging capacity may lead to reductions in freight rates.

Our industry suffered from an oversupply of barges relative to demand for barging services for many years following the boom in barge production in the late seventies and early eighties. Oversupply conditions may recur due to a variety of factors, including a more permanent drop in demand, overbuilding, delays in scrapping or extension of use through refurbishing of barges approaching the end of their life expectancies. We believe that approximately 25% of the industry’s existing dry cargo barge fleet will need to be retired or refurbished due to their age over the next three to six years. If retirement occurs, demand for barge services is at normal levels and new builds do not replace retired capacity, we believe that barge capacity may be constrained. However, if an oversupply of barges were to occur, it could take several years before supply growth matches demand due to the variable nature of the barging industry and the freight transportation industry in general, and the relatively long life of marine equipment. Such oversupply could lead to reductions in the freight rates that we are able to charge until volume demand returns.

Yields from North American and worldwide grain harvests could materially affect demand for our barging services.

Demand for dry cargo barging in North America is significantly affected by the volume of grain exports flowing through ports on the Gulf of Mexico. The volume of grain exports through the Gulf of Mexico can vary due to, among other things, crop harvest yield levels in the United States and abroad, and ocean going freight spreads between the Gulf and the Pacific Northwest. Overseas grain shortages increase demand for U.S. grain, while worldwide over-production decreases demand for U.S. grain. Other factors, such as domestic ethanol demand and overseas markets’ acceptance of genetically altered products and the exchange rate, may also affect demand for U.S. grain. Fluctuations in demand for U.S. grain exports can lead to temporary barge oversupply, which in turn can lead to reduced freight rates. We cannot assure that historical levels of U.S. grain exports will continue in the future.

Any decrease in future demand for new barge construction may lead to a reduction in sales volume and prices for new barges.

The prices we have been able to charge for manufacturing segment production have fluctuated historically based on a variety of factors including our customers’ cost and availability of debt financing, cost of raw materials, the cost of labor and the demand for new barge builds compared to the barge manufacturing capacity within the industry at the time. From 2007 through 2008, we increased the pricing on our barges, net of steel costs, in response to increased demand for new barge construction. During the recession and until 2011, demand did not support that pricing strategy. In 2011, we were able to increase pricing somewhat and we plan to continue increasing the longer term pricing on our barges, net of steel, in conjunction with the expected additional long-term demand for new barge construction as well as inflation of our costs. If demand for new barge construction diminishes or the recovery does not continue, we may not be able to maintain or increase pricing over our current levels.

Volatile steel prices may lead to a reduction in or delay of demand for new barge construction.

Our contracts for manufacturing segment production generally contain steel price adjustments. Although the price of steel has declined from peak levels seen in 2008, the price has been volatile in recent years. Due to the steel price adjustments in the contracts, the total price incurred by our customers for new barge construction has also varied. Some customers may consider any material increase in steel prices prohibitive to ordering, which could have an adverse effect on demand for new barge construction.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

Fuel expenses represented 23.8% and 19.2% of transportation revenues in the years ended December 31, 2011 and 2010, respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (effectively on approximately a 45-day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. We also have contracts that do not contain such clauses, including most grain contracts, or where the clauses do not fully cover increased fuel pricing. Fuel price is a key, but not the only variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of unprotected gallons through fuel price swaps. We choose how much fuel to hedge depending on the circumstances. However, we may not effectively control our fuel price risk and may incur fuel costs that exceed our projected cost of fuel. At December 31, 2011, the market value of our fuel price swaps represented a liability of approximately $1.0 million. Assuming no further changes in market value prior to settlement dates in 2012, this amount will be charged to operations as the fuel is used keeping our costs under fixed fuel contracts in line with our expectations.

Our operating margins are impacted by a low margin legacy contract and by spot rate market volatility for grain volume and pricing.

We emerged from bankruptcy in January 2005. Our largest term contract for the movement of coal predates the emergence and was negotiated at a low margin. Though it contains a fuel adjustment mechanism, the mechanism does not fully recover increases in fuel cost. The majority of our coal moves, since bankruptcy and through the 2015 expiration of this contract, may be at a low or negative margin due to our inability to fully recover fuel price increases. We have hedged expected 2012 fuel usage at prices that should provide positive

2012 margins for this contract. This concentration of low margin business was approximately $49.6 million, $37.6 million and $51.1 million of our total revenues in 2011, 2010 and 2009, respectively.

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

The revenues generated under such contracts, therefore, ultimately may not cover inflation, particularly for wages and fuel, in any given period. These circumstances may reduce the margins we are able to realize on the contract grain movements during 2012. Revenues from grain volumes were 22%, 30% and 21% of our total transportation segment revenues in 2011, 2010 and 2009, respectively.

We are subject to adverse weather and river conditions, including marine accidents.

Our barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. Such conditions typically increase our repair and other operating costs. During hurricane season in the summer and early fall we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf of Mexico region. In addition, adverse river conditions can result in lock closures as well as affect towboat speed, tow size and loading drafts and can delay barge movements. Terminals may also experience operational interruptions as a result of weather or river conditions. During 2011, our Memphis terminal experienced significant damage due to flooding and is still experiencing limited operations as we work to repair the facility. Idle weather-related barge days increased by 12,892 days or 87.4% in 2011 compared to 2010. Adverse weather conditions may also affect the volume of grain produced and harvested, as well as impact harvest timing and therefore pricing. In the event of a diminished or delayed harvest, the demand for barging services will likely decrease.

Marine accidents involving our or others’ vessels may impact our ability to efficiently operate on the Inland Waterways. Such accidents, particularly those involving spills or vessel sinkings, can effectively close sections of the Inland Waterways to marine traffic.

Our manufacturing segment’s waterfront facility is subject to occasional flooding. Its manufacturing operation, much of which is conducted outdoors, is also subject to weather conditions. As a result, these operations are subject to production schedule delays or added costs to maintain production schedules caused by weather. During 2011, adverse weather conditions caused weather-related lost production days to increase by 5.7 production days, 10.9% more lost production days than in the prior year.

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

The volume of goods imported through the Port of New Orleans and other Gulf-coast ports is affected by subsidies or tariffs imposed by U.S. or foreign governments. Demand for U.S. grain exports may be affected by the actions of foreign governments and global or regional economic developments. Foreign subsidies and tariffs on agricultural products affect the pricing of and the demand for U.S. agricultural exports. U.S. and foreign trade agreements can also affect demand for U.S. agricultural exports as well as goods imported into the United States. Similarly, national and international embargoes of the agricultural products of the United States or other countries may affect demand for U.S. agricultural exports. Additionally, the strength or weakness of the U.S. dollar against foreign currencies can impact import and export demand. These events, all of which are beyond our control, could reduce the demand for our services.

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

Risks Relating to Our Business

We are named as a defendant in lawsuits and we are in receipt of other claims and we cannot predict the outcome of such litigation and claims, which may result in the imposition of significant liability.

Litigation and claims are pending relating to a collision on July 23, 2008, involving one of our tank barges that was being towed by DRD Towing and the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. For additional information, see ‘Item 3 Legal Proceedings.’ We filed an action in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability. All lawsuits filed against us have been consolidated in this action. The trial on liability in that litigation has concluded, but no ruling has been made. We have made a demand on DRD Towing and Laurin Maritime for cleanup, defense and indemnification. However, there is no assurance that DRD Towing and Laurin Maritime or any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. Claims under the OPA 90 are also afforded an administrative process to settle such claims. We were designated a responsible party under OPA 90, and we performed the cleanup and are responding to OPA 90 claims. We have various insurance policies covering pollution, property, marine and general liability that we believe will be sufficient to cover our liabilities. However, there can be no assurance that our insurance coverage will be adequate. See “— Our insurance may not be adequate to cover our operational risks.”

Our aging fleet of dry cargo barges may lead to a decline in revenue if we do not replace the barges or drive efficiency in our operations.

Our life expectancy of a dry cargo barge in our fleet is up to 35 years and a liquid barge in our fleet is up to 40 years, with the age of retirement depending on the physical condition of a barge and amount of reinvestment and repair. As of December 31, 2011, approximately 40% of our dry cargo barges had reached 30 years of age. As a dry cargo barge approaches 35 years of age, absent significant reinvestment and repair, the cost to maintain and operate these barges may increase such that it becomes more cost effective for the barges to be sold for scrap. In the event we elect to conduct repairs on such barges in lieu of retiring and scrapping these vessels, the additional operating costs of such repairs and maintenance could adversely affect cash flows and earnings. Although we anticipate future capital investment in dry cargo barges, we may choose not to replace all of the barges that we elect to scrap. Our decision to replace scrapped barges with new barges will depend upon the availability of financing, current hauling capacity and shipyard availability. Replacing scrapped barges requires significant capital outlays. We may not be able to generate sufficient sources of capital to fund necessary barge replacements in a timely manner, or at all. If our fleet size significantly declines over time, our ability to maintain our hauling capacity will decrease absent improvements in fleet utilization through a variety of ongoing initiatives, including minimizing empty barge miles, a reduction in non-revenue generating stationary days, better power utilization and improved fleeting, among others. If these improvements in utilization are not achieved, a significant decline in the number of barges in our fleet could have an adverse effect on our cash flows and results of operations.

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

At December 31, 2011, we had approximately $155.1 million of floating rate debt outstanding, representing the outstanding balance of borrowings under our senior secured asset-based revolving credit facility (“Credit Facility”). Each 100 basis point increase above the interest rate in effect at December 31, 2011 would increase our annual cash interest expense by approximately $1.6 million.

We face the risk of breaching covenants in our Credit Facility.

Our Credit Facility contains financial covenants, including, among others, a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization that are effective when remaining availability is less than a certain defined level set forth in the Credit Facility. Although none of our covenants are currently in effect based on our current borrowing levels, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these springing covenants could result in a default. Upon the occurrence of an event of default, all amounts outstanding can be declared immediately due and payable and terminate all commitments to extend further credit. If the repayment of borrowings is accelerated, we cannot provide assurance that we will have sufficient assets to repay our Credit Facility.

Our insurance may not be adequate to cover our operational risks.

While we believe that we have satisfactory insurance coverage for pollution, property, marine and general liability, in the event that costs exceed our available insurance or additional liability is imposed on us for which we are unable to seek reimbursement, our business and operations could be materially and adversely affected. We may not be able to continue to procure adequate insurance coverage at commercially reasonable rates in the future, and some claims may not be paid. In the past stricter environmental regulations and significant environmental incidents have led to higher costs for insurance covering environmental damage or pollution, and new regulations or changes to existing laws and regulations could lead to similar increases or even make certain types of insurance unavailable.

The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.

In 2011, our largest customer accounted for approximately 7.2% of our revenue and our largest ten customers accounted for approximately 40% of our revenue. Many of our customers have been were significantly affected by the recent recession and we anticipate that some of our customers may continue to struggle in 2012. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of barging services they purchase from us and we were unable to redeploy that equipment on similar terms, or if one or more of our key customers fail to pay or perform, we could experience a significant loss of revenue.

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

Any acquisition involves potential risks, including, among other things:

•	an inability to integrate successfully the businesses we acquire;

•	an inability to hire, train or retain qualified personnel to manage and operate our business and assets;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer or key employee losses at the acquired businesses.

Acquisitions or investments may require us to expend significant amounts of cash, resulting in our inability to use these funds for other business purposes. The potential impairment or complete write-off of goodwill and other intangible assets related to any such acquisition may reduce our overall earnings, which in turn could negatively affect our capitalization and results of operations.

A temporary or permanent closure of the Calumet River to barge traffic in the Chicago area in response to the threat of Asian carp migrating into the Great Lakes may have an adverse effect on operations in the area.

We have numerous customers in the Chicago and Great Lakes areas that ship freight through certain locks in the Chicago area. In the event certain of these locks are permanently closed due to migration of Asian carp, these customers may use other means of transportation to ship their products. In the event there are temporary or periodic closures of these locks or other river closures in the area, we could experience an increase in operating costs, delay in delivery of cargoes and other operational efficiencies. Such interruptions of our service could result in lower revenues. In the event barge transportation becomes impossible or impracticable for our Lemont facility, we may be forced to close the Lemont facility.

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

As of December 31, 2011, approximately 684 employees were represented by unions. Most of these unionized employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“Teamsters”), at our shipyard facility under a three-year collective bargaining agreement that expires April 1, 2013. Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 at ACL Transportation Services LLC in St. Louis, Missouri under a collective bargaining agreement that expires on December 31, 2013.

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

Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations. These laws pertain to air emissions; water discharges; the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of civil and criminal penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have in the past and will continue to incur costs and other expenditures relating to such matters. In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under federal and state laws we may be liable as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations, including facilities to which we have shipped wastes. These laws, such as the federal Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Resource Conservation and Recovery Act and OPA 90, typically impose liability and cleanup responsibility without regard to whether the owner or operator knew of or caused the release or threatened release. Even if more than one person may be liable for the release or threatened release, each person covered by the environmental laws may, under certain circumstances, be held wholly responsible for all of the cleanup costs and damages. In addition, third parties may sue the owner or operator of a site or vessel for damage based on personal injury, property damage or other costs and cleanup costs, resulting from environmental contamination. Under OPA 90 owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the internal and territorial waters of the United States, and the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters.

As of December 31, 2011, we were involved in several matters relating to the investigation or remediation of locations where hazardous materials have or might have been released or where we or our vendors have arranged for the disposal of wastes. These matters include situations in which we have been named or are believed to be a potentially responsible party under applicable federal and state laws. As of December 31, 2011, we had no significant reserves for these environmental matters. Any cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts in excess of such reserves or insurance will therefore result in charges to earnings. We may incur future costs related to the sites associated with the environmental issues, and any significant additional costs could adversely affect our financial condition. The discovery of additional sites, the modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90 and other unanticipated events could also result in a material adverse effect.

We are subject to, and may in the future be subject to disputes, or legal or other proceedings that could involve significant expenditures by us.

The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, product liability matters, environmental matters, tax matters, contract disputes and other matters. Specifically, we are subject to claims on cargo damage from our customers and injury claims from our vessel personnel.

These disputes, individually or collectively, could affect our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures. We are currently involved in several environmental matters. See “Item 3. Legal Proceedings” for additional information.

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

•

ACLTS’s coal transfer terminal in St. Louis, Missouri occupies approximately 69 acres. There are six buildings on the property comprising approximately 21,000 square feet. In addition, we lease 2,400 feet of river frontage from the City of St. Louis under a lease expiring in 2020. The lease may be terminated with one-year advance notice by ACLTS. Additional parcels in use include property of BNSF under leases that either party can terminate with 30 days prior written notice.

•

ACLTS operates a terminal in Memphis, Tennessee that processes boat and barge waste water, direct transfer services for liquid commodities, along with tank storage services for approximately 60,000 barrels of vegetable oils. There are three buildings occupying approximately 7,000 square feet on almost three acres. ACLTS leases an easement to this facility that expires in 2018. Either party may cancel the lease with 90 days prior written notice.

•

ACLTS’s Armant facilities located in Vacherie, Louisiana, occupies approximately 482 acres, with approximately 10,726 feet of river frontage. An additional 3,840 feet of river frontage is provided under a lease expiring in 2014. The facility provides barge fleeting and shifting, barge cleaning and repairs on the Mississippi River as part of our Gulf Fleet Operations.

•

ACLTS’s fleet facility in Cairo, Illinois occupies approximately 37 acres, including approximately 900 feet of owned river frontage. In addition, we lease approximately 22,400 feet of additional river frontage under various leases expiring between 2012 and 2020. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repair and topside towboat repair.

•

ACLTS’s Tiger Fleet near Baton Rouge (Port Allen), Louisiana, operates on approximately 83 acres, with an estimated 3,300 feet of river frontage. An additional 13,700 lineal feet of riverfront fleeting space is provided under a lease expiring in 2016. This facility provides barge fleeting and shifting services and is adjacent to our joint venture investment known as T. T. Barge Services Mile 237, L.L.C., that provides barge cleaning and repair services.

•

ACLTS’s facilities in St. Louis, Missouri, operates two owned parcels, one being approximately 3.2 acres, with an estimated 600 linear feet of riverfront, and an additional 7.3 acres with approximately 1,393 linear feet of adjoining waterfront footage leased under an agreement expiring in 2021. The facility provides fleeting and shifting services, boat repair and maintenance, plus warehouse services for vessels.

•

ACLTS’s operations at Harahan, Louisiana are located on approximately 156 acres with an estimated 7,067 feet of riverfront. The facility is the base of operations for our Gulf Operations, including barge shifting and fleeting, boat and barge maintenance and repairs. An additional 4,749 lineal feet of river frontage for shifting and fleeting is leased under various leases expiring between 2012 and 2016.

•

ACLTS’s Houston (Channelview), Texas facility is located on approximately 32 acres with 1,796 feet of riverfront. Improvements include an estimated 6,400 square foot office building. An additional 29.4 acres of waterfront property along the Lost Lake Disposal Area, adjacent to the Houston Ship Channel, for shifting and fleeting, complements this facility, under a lease agreement expiring in 2028.

•

ACLTS’s facilities in Lemont, Illinois occupy approximately 81 acres, including approximately 10,000 feet of river frontage, under various leases expiring between 2016 and 2044. This facility provides the base of operations for our barge fleeting and shifting, barge cleaning and repairs on the Illinois River, along with a 48,000 square foot, climate controlled warehouse, providing terminaling for bulk, non-bulk and break-bulk warehousing and stevedoring services.

•	ACLTS’s Marrero, Louisiana Fleet is comprised of approximately 24.9 acres of batture, providing an estimated 2,529 feet of riverfront for barge shifting and fleeting operations.

•	Our corporate offices in Jeffersonville, Indiana occupy approximately 22 acres, comprising approximately 165,000 square feet of office space.

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

Stockholder Litigation

On October 22, 2010, a putative class action lawsuit was commenced against ACL, ACL’s directors, Platinum Equity, LLC, Parent and Merger Sub in the Court of Chancery of the State of Delaware. The lawsuit was captioned Leonard Becker v. American Commercial Lines Inc. et al, Civil Action No. 5919-VCL. On November 9, 2010, a second putative class action lawsuit was commenced against ACL, ACL’s directors,

Platinum Equity, LLC, Parent and Merger Sub in the Superior/Circuit Court for Clark County in the State of Indiana. The lawsuit was captioned Michael Eakman v. American Commercial Lines Inc., et al., Case No. 1002-1011-CT-1344. In both actions, plaintiffs alleged generally that the directors breached their fiduciary duties in connection with the acquisition of ACL by Platinum (the “Acquisition”), among other things, carrying out a process that they alleged did not ensure adequate and fair consideration to the stockholders. They also alleged that various disclosures concerning the Acquisition included in the Definitive Proxy Statement were inadequate. They further alleged that Platinum Equity, LLC aided and abetted the alleged breaches of duties. Plaintiffs purported to bring the lawsuits on behalf of the public stockholders of ACL and sought equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and attorneys’ fees and costs, among other relief. ACL entered into a Stipulation and Agreement of Compromise and Settlement, dated as of June 18, 2011, which sets forth the terms and conditions of the settlement of the Delaware and Indiana actions, including the dismissal with prejudice and on the merits of all claims against all of the defendants in both the Delaware and Indiana actions in consideration for the supplementation of the Definitive Proxy Statement and payment of $0.2 million of plaintiffs’ attorney fees. The Settlement was approved by the Court and the actions have been dismissed.

Shareholder Appraisal Action

On April 12, 2011, IQ Holdings, Inc. filed a Verified Petition for Appraisal of Stock against ACL in the Court of Chancery in the State of Delaware. Among other things, the appraisal petition seeks a judicial determination of the fair value of its 250,000 shares of common stock pursuant to 8 Del. C. § 262, and order by the Delaware Court directing ACL to pay the petitioner fair value for any shares entitled to statutory appraisal, together with interest from the effective date of the Acquisition, taxes, attorney’s fees, and costs. Discovery is ongoing. While it is not possible at this time to determine the potential outcome of this action, we do not believe the action will result in a payment by ACL that would materially affect our financial condition, operations or cash flows.

Environmental Litigation

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

Collision Incident, Mile Marker 97 of the Mississippi River

ACL and ACL LLC, an indirect wholly owned subsidiary of ACL, have been named as defendants in the following putative class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action Lawsuits”): Austin Sicard et al on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008; and Alvin McBride, on behalf of himself and all others similarly situated v. Laurin Maritime (America) Inc.; Whitefin Shipping Co. Ltd.; D.R.D. Towing Co. LLC; American Commercial Lines Inc.; The New Orleans-Baton Rouge Steamship Pilots Association, Case No. 09-cv-04494 B, filed on July 24, 2009. The McBride v. Laurin Maritime, et al. action has been dismissed with prejudice because it was not filed prior to the deadline set by the Court. The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACL LLC’s tank barges that was being towed by DRD Towing Company L.L.C. (“DRD”), an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk.

There was no damage to the towboat. The Tintomara incurred minor damage. The Class Action Lawsuits include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic, compensatory and punitive damages for claims of negligence, trespass and nuisance. The Class Action Lawsuits were stayed pending the outcome of the two actions filed in the United States District Court for the Eastern District of Louisiana seeking exoneration from, or limitation of, liability related to the incident as discussed in more detail below. All claims in the class actions have been settled with payment to be made from funds on deposit with the court in the IINA and IINA and Houston Casualty Company interpleader, mentioned below. IINA is DRD’s primary insurer and IINA and Houston Casualty Company are DRD’s excess insurers. The settlement has final approval from the court. Settlement funds were provided to claimants’ counsel and we expect final dismissal of all lawsuits against all parties will be entered, including the Company, with prejudice once all the releases are signed. Claims under the OPA 90 were dismissed without prejudice. There is a separate administrative process for making a claim under OPA 90 that must be followed prior to litigation. We are processing OPA 90 claims properly presented, documented and recoverable. We have also received numerous claims for personal injury, property damage and various economic damages loss related to the oil spill, including notification by the National Pollution Funds Center of claims it has received. Additional lawsuits may be filed and claims submitted, however OPA 90 has a three year prescriptive period and any new claim filed after three years would be subject to dismissal. We are in early discussions with the Natural Resource Damage Assessment Group, consisting of various State and Federal agencies, regarding the scope of environmental damage that may have been caused by the incident. Recently Buras Marina filed suit in the Eastern District of Louisiana in Case No. 09-4464 against the Company seeking payment for “rental cost” of its marina for cleanup operations. ACL and ACL LLC have also been named as defendants in the following interpleader action brought by DRD’s primary insurer IINA seeking court approval as to the disbursement of the funds: Indemnity Insurance Company of North America v. DRD Towing Company, LLC; DRD Towing Group, LLC; American Commercial Lines, LLC; American Commercial Lines, Inc.; Waits Emmet & Popp, LLC, Daigle, Fisse & Kessenich; Stephen Marshall Gabarick; Bernard Attridge; Austin Sicard; Lamont L. Murphy, individually and on behalf of Murphy Dredging; Deep Delta Distributors, Inc.; David Cvitanovich; Kelly Clark; Timothy Clark, individually and on behalf of Taylor Clark, Bradley Barrosse; Tricia Barrosse; Lynn M. Alfonso, Sr.; George C. McGee; Sherral Irvin; Jefferson Magee; and Acy J. Cooper, Jr., United States District Court, Eastern District of Louisiana, Civil Action 08-4156, Section “I-5,” filed on August 11, 2008. DRD’s excess insurers, IINA and Houston Casualty Company intervened into this action and deposited $9 million into the Court’s registry. ACL LLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. Tintomara interests and DRD also filed limitation actions. ACL made a claim for its damages against Tintomara interests and DRD in their respective limitation actions. We have also filed a declaratory judgment action against DRD seeking to have the contracts between them declared “void ab initio”. This action has been consolidated with the limitation actions and stayed pending the outcome of the limitation actions. A trial on the ACL, Tintomara interests and DRD limitation actions has been concluded and we are awaiting the judge’s decision on liability of the parties and apportionment of ACL and Tintomara’s damages. On August 22, 2011 an action was filed in the U.S. District Court for the Eastern District of Louisiana captioned United States of America v. American Commercial Lines LLC and D.R.D. Towing, LLC, Civil Action No. 2:11-cv-2076. The action seeks damages of approximately $25 million, including certain repayment to the Oil Spill Liability Trust Fund for sums it paid related to the cleanup of the oil spill and to certain claimants for damages cognizable under OPA 90, a civil penalty under the Clean Water Act in an amount to be determined at trial as well as a claim for natural resources damages. On July 25, 2011 an action was filed in the 25th Judicial District for the Parish of Plaquemines State of Louisiana captioned Chuc Nguyen, et al. v. American Commercial Lines, Inc. and its Insurers, ABC Insurance Company and Indemnity Insurance Company of North America, No. 58936. The action filed by numerous commercial fishermen seeks damages for real or personal property, loss of subsistence use of natural resources associated with loss of profits or impairment of earning capacity. We participated in the U.S. Coast Guard investigation of the matter and participated in the hearings which have concluded. A finding has not yet been announced. Although we have made demand on DRD (including its insurers) and Tintomara interests for reimbursement of cleanup costs, indemnification and other damages sustained by our Company there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities are significant, we believe our company has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

There is no public trading market for the common stock of the Company, which is a wholly owned subsidiary of ACL.

Dividends

CBL declared and paid cash dividends of $7.8 million to ACL during the 2011 fiscal year. This was equal to the amount of share-based compensation and related employer taxes paid to former executives who separated during the year. CBL did not declare or pay any cash dividends in fiscal years 2009 or 2010. The Company’s Credit Facility, subject to certain exceptions for redeemable capital interests, management benefit plans and stock dividends, as well as a $20.0 million allowance for such payments, does limit the payment of cash dividends to a level equal to half of cumulative consolidated net income since July 1, 2009 plus the aggregate amount of any new capital contributions or equity offering proceeds. Outstanding redeemable capital interests and management benefit plans totaled less than $1.5 million at December 31, 2011, and, since July 1, 2009, there has been no available cumulative consolidated net income through December 31, 2011. No new capital contributions or equity offerings were made in fiscal 2011.

Equity Compensation Plans

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

The maximum number of performance units that may be awarded under the Participation Plan is 36,800,000. During the year ended December 31, 2011, a total of 31,165,000 performance units were granted and 19,780,000 performance units were forfeited by terminating executives. At no time during the year did the outstanding grants exceed the maximum authorized units. At December 31, 2011, the Company had committed to issue 17,595,000 performance units to newly hired executives during 2012. The fair value of the performance units on their grant date was zero.

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

Prior to 2009, share-based awards were made to essentially all employees. Since 2009 CBL has restructured its compensation plans and share-based awards have been granted to a significantly smaller group of salaried employees. This change reduced the amount of share-based compensation in 2011, 2010 and 2009. No share-based awards were granted under this Plan in 2011.

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

Effective as of the date of the Acquisition on December 21, 2010, all awards that had been granted to non-executive employees and to the former ACL board members vested and were paid out consistent with certain provisions in the Plan. The payment of the intrinsic value of these awards totaling $14.3 million was a part of the consideration paid for the Acquisition and included certain previously vested executive shares. This payment by CBL was recorded as an element of the intercompany receivable balance on the consolidated balance sheet. Unvested awards previously granted to Company executives under the Plan were assumed by Finn. There were no changes in the terms and conditions of the awards, except for adjustment to denomination in Finn shares for all award types and conversion to time-based vesting as to the performance units. At December 31, 2011, 8,799 shares were available under the Plan for future awards, but there is no expectation that any further awards will be granted under the Plan.

During the year ended December 31, 2011, 9,702 restricted stock units and 12,332 stock options vested according to the terms of the Plan. During the year ended December 31, 2011, tax benefits for the excess of the intrinsic value of underlying shares vested or exercised over the fair value at the date of grant of $1.5 million was generated. These tax benefits will be recognized through paid in capital as it becomes more likely than not that the tax benefit will be realized. The intrinsic value of awards held by separating executives was paid by CBL to the participants upon their separation from CBL, increasing CBL’s intercompany receivable from Finn.

In the year ended December 31, 2011, CBL recorded total stock-based employee compensation of $2.3 million. An income tax benefit on the compensation expense of $0.9 million was recognized for the year ended December 31, 2011. As of December 31, 2011, there were 2,857 options outstanding with a weighted average exercise price of $55.62 and 2,276 unvested restricted stock units outstanding.

During the three months ended March 31, 2011, after the issuance of $250.0 million of unsecured PIK Notes by ACL I, the Company’s indirect parent company (See Notes 2 and 6), Finn declared a dividend of $258.50 per share for each outstanding share. The dividend was paid to Finn shareholders during the quarter ended March 31, 2011. This reduced Finn’s initial capitalization from $460.0 million to $201.5 million.

Per the terms of the Plan, in the event of such dividend, holders of outstanding share-based equity awards were entitled to receive either dividend rights, participation in the dividend or adjustment of awards to maintain the then-current intrinsic value of the existing awards. Finn elected to pay the dividend per share to holders of vested restricted stock units and performance units and to adjust the strike prices and number of options issued to maintain the intrinsic value at date of dividend, or some combination of such actions. The dividend resulted in payments of $3.7 million to Company executives at the date of the dividend, with all remaining share-based awards’ new intrinsic value based on shares of Finn valued at $201.50 per share. The $3.7 million payment was made by CBL and increased CBL’s related receivable from Finn.

After the payouts to the executives, during the three months ended March 31, 2011, CBL declared and paid dividends to Finn in an amount equal to the gross payments. Finn, in turn, used the proceeds to reimburse CBL for payments made on its behalf to separating executives and to holders of vested restricted units under the Plan.

The table below outlines the number of shares of Finn common stock that are subject to outstanding options and stock unit awards granted under the Plan, the per share weighted-average exercise price of those options and stock unit awards, and the number of shares of Company common stock remaining available for future awards under the current stock compensation plans. The numbers in the table are as of December 31, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	5,133	55.62	8,799
Equity compensation plans not approved by stockholders	—		—

Total	5,133	55.62	8,799

1)	Includes 2,276 performance share units and restricted stock units. All remaining restricted stock units and performance share units are time vested units that vest on various anniversary dates of the grant dates through 2013. These shares do not carry an exercise price and therefore are not included in the weighted average exercise price.

ITEM 6.	SELECTED FINANCIAL DATA.

Set forth below is CBL’s selected consolidated financial data for each of the five fiscal years ended December 31, 2011. This selected consolidated financial data is derived from CBL’s audited financial statements. The selected consolidated financial data should be read in conjunction with CBL’s consolidated financial statements and with MD&A. The data for the years ended December 31, 2007, 2008 and 2009 and the data for the period ended December 21, 2010 are from periods prior the Acquisition and have been labeled “CBL Predecessor.” Data for the ten day period ended December 31, 2010 and for the year ended December 31, 2011 are for periods after the Acquisition and, therefore contain the adjustments required by U.S. GAAP to recognize the Company’s assets and liabilities at their fair values at the date of the Acquisition, the new capitalization as of the Acquisition and have been labeled “CBL Successor” to differentiate these different bases of accounting.

	CBL Predecessor				CBL Successor
	Fiscal Years Ended December 31,			Jan. 1. 2010 to Dec. 21, 2010	Dec. 22, 2010 to Dec. 31, 2010	Fiscal Year Ended Dec. 31, 2011
	2007	2008	2009
Statement of Operating Data:
Transportation and Services revenue	$808,617	$897,272	$620,860	$613,065	$19,602	$721,095
Manufacturing revenue	239,917	254,794	215,546	85,054	4,986	131,842

Total revenue	1,048,534	1,152,066	836,406	698,119	24,588	852,937
Operating expenses:
Materials, supplies and other	279,359	304,858	225,647	212,567	6,311	239,653
Rent	24,595	23,345	21,715	20,222	570	27,856
Labor and fringe benefits	111,617	118,737	115,998	122,462	3,102	114,812
Fuel	169,178	227,489	122,752	117,372	3,986	171,607
Depreciation and amortization	46,694	47,255	48,615	41,737	2,532	101,016
Taxes, other than income taxes	16,594	14,855	14,072	11,741	330	12,344
Gain on property dispositions	(3,390)	(954)	(20,282)	(9,021)	—	(2,022)
Cost of goods sold — services	—	—	—	—	(1)	—
Cost of goods sold —manufacturing	228,190	242,309	189,565	82,504	4,838	127,871

Cost of sales	872,837	977,894	718,082	599,584	21,668	793,137
Selling, general and administrative expenses	67,685	72,298	65,328	43,554	8,095	56,095
Goodwill impairment	—	—	—	—	—	—

Total operating expenses	940,522	1,050,192	783,410	643,138	29,763	849,232

Operating income	108,012	101,874	52,996	54,981	(5,175)	3,705
Other income	2,541	2,273	1,259	313	19	968
Interest expense	20,578	26,788	40,932	37,923	805	29,963
Debt retirement expenses	23,938	2,379	17,659	8,701	—	—

Income (loss) from continuing operations before income taxes	66,037	74,980	(4,336)	8,670	(5,961)	(25,290)
Income taxes (benefit)	21,855	27,243	(1,148)	5,540	628	(10,610)

Income (loss) before discontinued operations	44,182	47,737	(3,188)	3,130	(6,589)	(14,680)
Discontinued operations, net of tax(a)	179	274	(8,870)	620	(46)	489

Net income (loss)	$44,361	$48,011	$(12,058)	$3,750	$(6,635)	$(14,191)

				CBL Successor
	CBL Predecessor			Fiscal Years
	Fiscal Years Ended December 31,			Ended December 31,
	2007	2008	2009	2010	2011
Statement of Financial Position Data:
Cash and cash equivalents	$5,021	$1,217	$1,198	$3,707	$938
Accounts receivable, net	114,921	138,695	93,295	83,518	87,368
Inventory	70,890	69,635	39,070	50,834	62,483
Working capital(b)	70,434	75,735	35,097	45,342	38,360
Property and equipment, net	511,832	554,580	521,068	979,655	935,576
Total assets	1,067,310	879,133	761,241	1,259,272	1,195,379
Long-term debt, including current portion	439,760	419,970	345,533	385,152	384,225
Stockholders’ equity	172,237	198,591	207,941	428,956	378,947

	CBL Predecessor				CBL Successor
	Fiscal Years Ended December 31,			Jan. 1. 2010 to Dec. 21, 2010	Dec. 22, 2010 to Dec. 31, 2010	Fiscal Year Ended Dec. 31, 2011
	2007	2008	2009
Other Data:
Net cash provided by operating activities	$189,054	$120,480	$128,852	$63,125	$8,032	$69,773
Net cash used in investing activities	(131,291)	(104,207)	(6,537)	(46,948)	(1,735)	(72,322)
Net cash (used in) provided by financing activities	320,253	(20,077)	(122,334)	5,093	(25,058)	(220)
EBITDAR from continuing operations(c)	178,942	172,447	122,524	115,016	(1,880)	129,312
Capital expenditures	109,315	97,892	33,226	57,798	0	70,414

	Fiscal Years Ended December 31,
	2007	2008	2009	2010	2011
Towboats (at period end)(d)	162	152	140	129	122
Barges (at period end)(d)	2,828	2,645	2,510	2,411	2,277
Ton-miles from continuing operations affreightment	39,271,112	35,361,326	34,024,295	30,962,150	31,117,357
Ton-miles from continuing operations non-affreightment	4,326,404	4,100,050	3,077,305	2,884,304	3,637,026

a)	In all periods presented the operations of the Dominican Republic, Venezuela and Summit businesses, on a net of tax basis, have been presented as discontinued operations. The 2009 net of tax loss resulted primarily from the impairment and subsequent loss on sale of Summit. Included in 2006 is the $4.8 million net of tax gain on the sale of the Venezuela business.

b)	We define working capital as total current assets minus total current liabilities.

c)

EBITDAR represents net income before interest, income taxes, depreciation, amortization and long-term boat and barge rents, as reconciled to net income below. EBITDAR provides useful information to investors about us and our financial condition and results of operations for the following reasons: (i) it is one of the measures used by our board of directors and management team to evaluate our operating performance, (ii) it is one of the measures used by our management team to make day-to-day operating decisions, (iii) certain management compensation is based upon performance metrics which include EBITDAR as a component, (iv) it is used by securities analysts, investors and other interested parties as common performance measure to compare results across companies in our industry and (v) covenants in our debt agreements contain financial ratios based on EBITDAR. For these reasons we believe EBITDAR is a useful measure to represent to our investors and other stakeholders.

d)	Includes equipment operated by foreign subsidiaries through date of disposal.

The following table reconciles net income from continuing operations to EBITDAR from continuing operations.

	Predecessor				Successor
				Jan. 1. 2010 to Dec. 21, 2010	Dec. 22, 2010 to Dec. 31, 2010	2011
	2007	2008	2009
Income (loss) from continuing operations	$44,182	$47,737	$(3,188)	$3,130	$(6,589)	$(14,680)
Interest income	(160)	(145)	(66)	(3)	—	(163)
Interest expense	44,516	29,167	58,591	46,624	805	29,963
Long-term boat and barge rent	19,260	18,332	16,196	14,747	419	15,442
Depreciation and amortization	49,289	50,113	52,139	44,978	2,857	108,944
Income Taxes (Benefit)	21,855	27,243	(1,148)	5,540	628	(10,610)

EBITDAR from continuing operations	$178,942	$172,447	$122,524	$115,016	$(1,880)	$128,896

EBITDAR is not calculated or presented in accordance with U.S. GAAP and other companies in our industry may calculate EBITDAR differently than we do. As a result, these financial measures have limitations as analytical and comparative tools and you should not consider these items in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. EBITDAR should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. In calculating these financial measures, we make certain adjustments that are based on assumptions and estimates that may prove to have been inaccurate. In addition, in evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDAR should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

EBITDAR has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. generally accepted accounting principles. Some of these limitations are:

•	EBITDAR does not reflect our current or future cash requirements for capital expenditures;

•	EBITDAR does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDAR does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDAR does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate EBITDAR differently than we do, limiting its usefulness as a comparative measure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”).

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

INTRODUCTION

This MD&A is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of Commercial Barge Line Company. MD&A should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying consolidated financial statements and footnotes. Unless the context provides otherwise references herein to 2011, 2010 and 2009 refer to our fiscal years ended December 31, 2011, 2010 and 2009, respectively. MD&A is organized as follows.

•

Overview.    This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•

Results of Operations.    This section provides an analysis of the Company’s results of operations for the year ended December 31, 2011, compared to the results of operations for the year ended December 31, 2010, and an analysis of the Company’s results of operations for the year ended December 31, 2010, compared to the results of operations for the year ended December 31, 2009. In connection with the Acquisition the purchase price has been allocated in these statements as of the Acquisition date and results of operations for the year ended December 31, 2011 and the 10 day period ending on December 31, 2010 have been separately stated in the consolidated financial statements herein. All amounts in these financial statements designated “CBL Predecessor” refer to periods prior to the Acquisition and all amounts designated “CBL Successor” refer to periods after the Acquisition. See Note 14 for further information.

The combined results of CBL Predecessor for the period from January 1, 2010 to December 21, 2010 and of the CBL Successor for the 10-day period ending December 31, 2010 have been used for the period-over-period discussion herein which is a non-GAAP presentation. Due to CBL Successor’s limited period of operations in 2010, we believe that this combined presentation best facilitates discussion of period-over-period comparisons. In both the discussions of 2011 to 2010 and of 2010 to 2009, we have described the impacts of the CBL Successor’s new basis of accounting where significant to the comparisons. Management’s Discussion and Analysis should be read in conjunction with the financial statements specified above, which were prepared in accordance with U.S. GAAP and present separately the periods prior to the Acquisition (CBL Predecessor) and the periods after the Acquisition (CBL Successor). CBL Predecessor financial statements do not reflect the effects of the accounting for or the financing of the Acquisition. To facilitate a discussion of certain results of operations across periods, we have presented the results for the year ended December 31, 2010 on a combined basis, which is comprised of the results for the period from January 1, 2010 to December 21, 2010 and the results for the 10-day period ending December 31, 2010 (“Fiscal 2010”). Where appropriate in both Fiscal 2010 and in 2011 we have separately enumerated the material impacts of the effects of the accounting for the Acquisition which we feel best allows comparison across the time horizon.

•

Liquidity and Capital Resources.    This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of December 31, 2011, and an analysis of the Company’s cash flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009. This section also provides information regarding certain contractual obligations.

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

All dollar values in this section, unless otherwise noted, are denoted in millions.

OVERVIEW

Our Business

We are one of the largest and most diversified marine transportation and services companies in the United States, providing barge transportation and related services under the provisions of the Jones Act, as well as the manufacturing of barges and other vessels, including ocean-going liquid tank barges. We currently operate in two business segments, transportation and manufacturing. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the Inland Waterways, accounting for 11.6% of the total inland dry cargo barge fleet and 10.8% of the total inland liquid cargo barge fleet as of December 31, 2010, according to Informa. We do not believe that these rankings have varied significantly during 2011, but competitive surveys are normally not available until March of each year.

Our manufacturing segment was the second largest manufacturer of brown-water barges in the United States in 2011 according to Criton industry data.

We provide additional value-added services to our customers, including warehousing and third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems which allows us to effectively manage our fleet.

Our equity interests in EBDG were sold in the fourth quarter of 2011 and its results of operations have been reclassified to discontinued operations in all periods presented. EBDG, which we acquired during the fourth quarter of 2007, was much smaller than either the transportation or manufacturing segment and was not significant to the primary operating segments of the Company. EBDG is a naval architecture and marine engineering firm, which provides architecture, engineering and production support to customers in the commercial marine industry.

During the second quarter of 2008, we acquired the remaining ownership interests of Summit, a provider of environmental and civil construction services to a variety of customers. In May 2007 we had previously purchased a 30% ownership stake in that business. We sold our equity in Summit in November 2009 and reclassified its results of operations to discontinued operations for all periods presented.

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

Transportation Mode Comparison.    We believe that barge transportation on the Inland Waterways is the most cost efficient, environmentally friendly and safest method of moving freight in the U.S. as compared to railroads or trucks. A typical Lower Mississippi River tow of 40 barges has the carrying capacity of approximately 640 railcars or approximately 2,800 tractor-trailers, and is able to move 576 ton-miles per gallon of fuel compared to 413 ton-miles per gallon of fuel for rail transportation or 155 ton-miles per gallon of fuel for truck transportation. In addition, when compared to inland barges, trains and trucks produce significantly greater quantities of certain air pollutants. Carbon dioxide emissions for trains are 39% greater than barge emissions and carbon dioxide emissions for trucks are 371% greater than barge emissions when moving equivalent amounts of freight over equivalent distances. Based on “A Modal Comparison of Freight Transportation Effects on the General Public” by the Texas Transportation Institute, Center for Ports and Waterways, barge transportation is also the safest mode of U.S. freight transportation, based on the percentage of injuries per ton-mile transported. Inland barge transportation predominantly operates away from population centers, which generally reduces both the number and impact of waterway incidents.

As discussed in “Item 1. The Business — Competition” the industry fleet size at the end of 2010 was significantly below the number of barges in operation at the 1998 peak.

Competition continues to be intense for barge freight transportation volumes. The top five carriers (by fleet size) of dry and liquid barges comprised approximately 66.8% and 57.7% of the respective industry fleet in each sector as of December 31, 2010. The demand drivers for freight and freight pricing on the Inland Waterways are discussed in detail in “Item 1. The Business — Competition.” For purposes of industry analysis, the commodities transported in the Inland Waterways can be broadly divided into four categories: grain, bulk, coal and liquids. Using these broad cargo categories, the following graph depicts the total millions of tons shipped through the United States Inland Waterways for 2011, 2010 and 2009 by all carriers according to data from the US Army Corps of Engineers Waterborne Commerce Statistics Center (the “Corps”). The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

The Manufacturing Industry:    Our manufacturing segment competes with companies also engaged in building equipment for use on both the Inland Waterways system and in ocean-going trade. Due to the relatively long life of the vessels produced by inland shipyards and the relative over-supply of barges built in the late 1970’s and early 1980’s, there has only recently been a resurgence in the demand for new barges as older barges are retired or made obsolete by U.S. Coast Guard requirements for liquid tank barges. This heightened demand may ultimately increase the competition within the segment over the longer term. Since the second half of 2010, we have seen an increase in demand for new barge construction both for replacement of our transportation segment’s retiring capacity and from external customers. We believe that the availability of bonus depreciation under the Internal Revenue Code was partially responsible for increases in our demand in 2011, and, though bonus depreciation is reduced by half for 2012, will help drive demand in 2012. We believe that given our existing backlog and current plans for construction for our transportation segment we will be at our desired capacity through 2012.

Consolidated Financial Overview

For the year ended December 31, 2011, the Company had a net loss of $14.2 million compared to a net loss of $2.9 million for the year ended December 31, 2010 and a net loss of $12.1 million for the year ended December 31, 2009.

The following table displays certain individually significant drivers of non-comparability in the respective years. U.S. GAAP requires the bifurcation of the periods as contained in the consolidated financial statements in Item 8. However, as noted in MD&A we have combined the results of CBL Predecessor and CBL Successor for the 2010 full year in order to most efficiently explain the 2011 to 2010 and the 2010 to 2009 comparisons. We feel that this is appropriate, given the insignificance of the net impact of new basis accounting to the 2010 full year (as noted in the table) due primarily to the shortness of the ten-day CBL Successor period during calendar 2010 in comparison to 2010 full year results. The most significant Acquisition-related non-comparable impacting the 2010 to 2009 comparison is the amount of the Acquisition costs themselves which have, where material, been separately discussed in MD&A. The following table also facilitates the comparison of 2011 results to 2010, by demonstrating the relative significance of the new basis accounting resulting from the Acquisition as the impact of other non-comparable items between years.

	Year ended December 31,
	2011	2010	2009
Purchase price impact on depreciation	$(40.1)	$(1.1)	$—
Purchase price step up of steel and fuel inventory	(2.6)	(0.2)	—
Purchase price impact of favorable/unfavorable leases and contracts	4.7	0.1	—
Purchase price amortization of Acquisition intangibles	(0.3)	(0.1)	—
Purchase price amortization of Acquisition debt premium	3.9	0.1	—
Purchase price impact on gain/loss on disposal	(3.9)	—	—
Purchase price impact on investments at equity	(0.2)	—	—

Sub-total after-tax impact of Acquisiton on 2011 and 2010	$(38.5)	$(1.2)	$—

Restructuring charges (consulting and management fees)	$(11.9)	$—	$—
Acquisition transaction costs	—	(8.8)	—
Reduction in force charges	(2.8)	(0.3)	(2.0)
Houston office closure charges	—	(0.1)	(2.3)
Charges for customer bankruptcy	0.5	—	(0.4)
Jeffboat contract dispute	—	0.2	(2.6)
Jeffboat strike costs	—	(0.2)	—
Interest expense	(22.6)	(24.3)	(25.6)
Debt retirement expenses	—	(5.4)	(11.0)
Vacation reversal on policy change	—	0.2	1.0
Asset management (gains, impairment, scrapping)	5.0	9.0	12.6

Sub-total after-tax impact of non-comparable items	$(31.8)	$(29.7)	$(30.3)

Total after-tax impacts of non-comparable items and Acquisition purchase price accounting	(70.3)	(30.9)	(30.3)
All other after-tax operating results	56.2	28.0	18.2

Net Loss	$(14.1)	$(2.9)	$(12.1)

Note: Columns may not foot due to rounding

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The comparability of the periods was significantly impacted by the new basis of accounting subsequent to the Acquisition for the full year in 2011 and for the ten-day CBL Successor period during 2010 and the estimated after-tax negative margin impact of extreme second quarter flooding of the Inland Waterways from April through early June of 2011.

The push-down of the purchase price allocation resulted in after-tax non-comparable net charges of approximately $38.5 million in the year ended December 31, 2011 compared to the $1.2 million impact to the CBL Successor financials for the year ended December 31, 2010. For both years, these impacts were primarily related to higher depreciation and lower gains on disposal of assets due to the impact of higher fair values of assets in CBL Successor’s accounting basis, higher fuel and steel costs due to the write-up of these inventories to fair value at the Acquisition date and the net impact of amortization of the value of various contractual arrangements and favorable lease assets. The 2010 impact was insignificant to the combined full year results due to the fact that the Acquisition occurred and, therefore new basis accounting was only in place for 10 days during that year.

In addition, interest expense and debt retirement expenses were $7.1 million lower than in 2010, before the $3.9 million after tax impact of amortization of the Acquisition debt premium on the senior secured second lien notes due July 15, 2017 (“Notes”) which further decreased 2011 interest expense. The remaining decrease resulted primarily from the debt retirement expenses incurred in 2010 and the impact of the lower interest rate on the post-Acquisition revolving credit facility on higher average outstanding borrowings. Asset management action gains, including boat and barge sales/scrapping activities, were $4.0 million lower before considering the $3.9 million impact of Acquisition purchase price accounting which further reduced gains in 2011. Restructuring expenses and management fees incurred in 2011 of $11.9 million also reduced net income in 2011, while after tax acquisition expenses were $8.8 million in 2010.

Comparability for the annual periods was also impacted by the inclusion of an estimated $6.4 million negative after-tax margin impact of the record 2011 second quarter flooding which did not occur in the prior year.

The remaining positive change in the comparative results was due to the after-tax impacts of transportation revenues which grew faster than the change in all other costs, higher manufacturing sales, losses on deck barges of $3.4 million in the prior year period.

The primary causes of changes in operating income in our transportation and manufacturing segments are generally described in the segment overview below in this consolidated financial overview section and more fully described in the Operating Results by Business Segment section below.

For the year ended December 31, 2011, Adjusted EBITDAR from continuing operations was $155.9 million compared to $144.7 million in the comparable period of the prior year. Adjusted EBITDAR from continuing operations as a percent of revenue was 18.3% for the year ended December 31, 2011, or a decrease of 1.7 points year-over-year. The decrease in Adjusted EBITDAR as a percent of revenue for the year was largely attributable to the increase in fuel costs, which increased revenue to the extent contractually passed through to customers, while adversely impacting Adjusted EBITDAR as a percent of revenues. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of Adjusted EBITDAR and a reconciliation of Adjusted EBITDAR to consolidated net loss.

During the year ended December 31, 2011, $70.4 million of capital expenditures was primarily attributable to completion of 65 new covered dry cargo barges and two oversize liquid tankers for the transportation segment, boat and barge capital improvements and facilities improvements.

During the year ended December 31, 2011 the average face amount of outstanding debt increased approximately $25.5 million from the December 31, 2010 average amount, primarily driven by working capital changes, net capital spending. Total interest expense for the year ended December 31, 2011, was $30.0 million, or $8.8 million lower than those expenses in the same periods of 2010. The decrease in interest expense was due to $8.7 million in 2011 amortization related to the $35.0 million Acquisition date premium on CBL’s $200 million Notes which reduced interest expense in 2011. Other factors impacting the change in interest expense between years include the amortization by CBL Predecessor during 2010 of $1.2 million related to the original issue discount on the Notes, net of $0.2 million in amortization of the Acquisition date premium in the ten-day period ended December 31, 2010, by CBL Successor Company. The remaining change in interest was due to the impact of the lower interest rate on the revolving line of credit in place since the Acquisition, when compared to the rate on the previous line of credit and the higher average outstanding face amount of debt.

At December 31, 2011, we had total indebtedness of $384.2 million, including the $29.1 million premium recorded at the Acquisition date to recognize the fair value of the Notes, net of amortization through December 31, 2011. At this level of debt we had $233.0 million in remaining availability under our Credit Facility. The Credit Facility currently has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At December 31, 2011, debt and outstanding letter of credit levels we were $184.2 million above this threshold.

Year ended December 31, 2010 compared to December 31, 2009

In 2010 the Company’s net loss of $2.9 million, was an improvement of $9.2 million from the prior year’s net loss of $12.1 million.

Non-comparable items in 2010 and 2009 are described as follows. In connection with the Acquisition of our parent, ACL, we incurred $14.0 million in acquisition expenses in 2010. Debt retirement expenses of $8.7 million in 2010 related to the Company’s fourth quarter 2010 replacement of its revolving credit facility concurrent with the Acquisition of its parent ACL. These 2010 expenses were $9.0 million lower than the debt retirement expenses incurred in 2009.

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

Compared to 2009 levels, transportation segment operating income improved by $18.2 million or 57.7% in 2010 and manufacturing segment operating income decreased $21.4 million or 100%. The primary causes of changes in segment operating income in our transportation and manufacturing segments are generally described in the segment overview below in this consolidated financial overview section and more fully described in “Operating Results by Business Segments”.

The lower losses on discontinued operations were attributable to losses in 2009 on the sale of Summit. The majority of the 2009 loss in discontinued operations was due to a $4.4 million impairment of certain Summit intangibles recorded prior to its sale and to the $7.5 million loss on the sale of Summit. See Note 13 to the accompanying consolidated financial statements.

In 2010 Adjusted EBITDAR from continuing operations was $144.7 million, an increase of 3.8% from 2009. See the table at the end of this Consolidated Financial Overview and Selected Financial Data for a definition of Adjusted EBITDAR and a reconciliation of Adjusted EBITDAR to consolidated net income.

In 2010 $48.7 million of cash was used in investing activities during the year, as our $57.8 million capital expenditures and other investing activities of $0.8 million were partially offset by proceeds from property dispositions of $7.3 million and government capital funding grant proceeds of $2.6 million. The capital expenditures were primarily for new barge construction, boat and barge upgrades and investments in our facilities. At December 31, 2009, we had total indebtedness of $385.2 million, including the $34.8 million premium recorded at the Acquisition date to recognize the fair value of the Notes, net of amortization for the ten day period ended December 31, 2010. At this level of debt we had $239.7 million in remaining availability under our Credit Facility. The Credit Facility has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At December 31, 2010, debt levels we were $180.3 million above this threshold.

Segment overview

We operate in two business segments: transportation and manufacturing.

Transportation

The transportation segment produces several significant revenue streams. Our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on our barges, pushed primarily by our towboats under affreightment contracts. Affreightment contracts include both term and spot market arrangements.

Non-affreightment revenue is generated either by demurrage charges related to affreightment contracts or by one of three other distinct contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts.

Under charter/day rate contracts, our boats and barges are leased to third parties who control the use (loading, movement, unloading) of the vessels. The ton-miles for charter/day rate contracts are not included in our tracking of affreightment ton-miles, but are captured and reported as part of ton-miles non-affreightment.

Outside towing revenue is earned by moving barges for other affreightment carriers at a specific rate per barge move.

Marine services revenue is earned for fleeting, shifting and cleaning services provided to third parties.

Transportation revenue for each contract type for the years ended December 31, 2011, 2010 and 2009 is summarized in the key operating statistics table.

Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the “Delta area,” in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River.

On average, the annual peak tariff rates have been almost double trough rates over the last five years. Our achieved grain pricing, across all river segments, which rose 9.3% for the 2010 full year, was up an additional 19.0% in the year ended December 31, 2011, compared to the same period of the prior year, though grain ton-mile volume declined by 28.5% in the same period due to significant delays attributable to the impacts of the spring flooding.

Total affreightment volume measured in ton-miles increased in the year ended December 31, 2011, to 31.1 billion compared to 31.0 billion in the same period of the prior year. Higher ton-mile volume in the first and third quarters of 2011 were almost fully offset by the lower ton-mile volumes in the second quarter as a result of the unseasonable flooding and slightly lower fourth quarter volume. This resulted in ton-mile volume for the year ended December 31, 2011, up only 0.5%.

For the year ended December 31 2011, non-affreightment revenues increased by $29.0 million, or 16.6%, primarily due to higher charter/day-rate, towing and demurrage, partially offset by lower scrapping revenue.

Overall transportation revenues increased approximately 5.5% on a fuel neutral basis in the year ended December 31, 2011 compared to the same period of the prior year. The increase in the year ended December31, 2011 was driven by volume increases in coal and energy, petroleum and other liquids, steel and steel inputs, and all other bulk cargoes, partially offset by lower grain, scrap, salt and fertilizer volumes.

Revenues per average barge operated increased 19.7% in the year ended December 31, 2011, compared to the same period of the prior year. Approximately two-thirds of the increase in the year ended December 31, 2011 was driven by increased affreightment revenue with the remainder attributable to the change in non-affreightment revenue.

Overall, the transportation segment’s operating income in the year ended December 31, 2011, declined $48.2 million, compared to the same period of the prior year. The decline was primarily attributable to higher costs of $65.3 million attributable to the push down of the purchase price accounting resulting from the Acquisition, $10.4 million related to the margin impact of the second quarter flooding and the $9.2 million excess of severance, restructuring and reorganization related consulting expenses over the acquisition and severance costs in the prior year.

During our second quarter of 2011 we incurred almost 14,000 lost barge days compared to less than 3,000 lost barge days in the same period of the prior year. The consistent heavy rains exacerbated the high water impacts of substantial winter snowfalls in the northern United States, resulting in above flood stage conditions throughout the Inland Waterways for over two months in the 2011 second quarter.

In addition to the impact of the lost barge days, much of the Inland Waterways throughout the duration of the flooding was subject to daylight-hours operations only and tow-size restrictions. We estimate that the flood event drove lower revenue and higher costs with a negative margin impact of approximately $16.6 million at our run rate prior to the flooding and $10.4 million at the prior year’s run rate. Normal river operating conditions resumed in mid-July.

All other costs were more than fully absorbed by the $88.4 million increase in segment revenue. Other increases in cost levels in the transportation segment included an increase of $47.2 million in fuel-related costs, $6.1 million lower asset management gains before the impact of Acquisition purchase price accounting and an increase of $19.4 million in materials, supplies and other. These cost increases were partially offset by an 8.6% decrease in operating labor-related costs and $3.7 million lower other selling, general and administrative expenses, primarily wage-related. The higher materials, supply and other costs were primarily related to higher boat charter expenses, higher outside towing, higher repairs expenses, shifting, fleeting and barge preparation.

Net fuel costs increased in 2011, by 460 basis points to 23.8% of segment revenues or $171.6 million. Fuel consumption was up approximately 5.4% for 2011compared to the prior year versus a 2.7% increase in total ton-mile volume during the same period. This unfavorable comparison was driven by lower boat efficiency in the second quarter due to high water conditions. The average net-of-hedge-impact price per gallon increased 34.4% to $2.94 per gallon in 2011 compared to 2010.

Key operating statistics regarding our transportation segment for the years ended December 31, 2011, 2010 and 2009 are summarized in the following table.

	Year Ended December 31, 2011	% Change to 2011	Year Ended December 31, 2010	% Change to 2010	Year Ended December 31, 2009
Ton-miles (000’s):
Total dry	29,081,617	0.7%	28,883,577	(10.4%)	32,220,773
Total liquid	2,035,740	(2.1%)	2,078,573	15.3%	1,803,522

Total affreightment ton-miles	31,117,357	0.5%	30,962,150	(9.0%)	34,024,295
Total non-affreightment ton-miles	3,637,026	26.1%	2,884,304	(6.3%)	3,077,305

Total ton-miles	34,754,383	2.7%	33,846,454	(8.8%)	37,101,600

Average ton-miles per affreightment barge	13,876	4.1%	13,325	(5.0%)	14,032
Rates per ton mile:
Dry rate per ton-mile		11.8%		15.1%
Fuel neutral dry rate per ton-mile		4.8%		12.1%
Liquid rate per ton-mile		17.6%		1.5%
Fuel neutral liquid rate per-ton mile		3.8%		(3.5%)
Overall rate per ton-mile	$16.68	12.4%	$14.84	15.3%	$12.87
Overall fuel neutral rate per ton-mile	$15.51	4.5%	$14.41	11.9%	$14.30
Revenue per average barge operated	$307,634	19.7%	$257,078	6.7%	$240,830
Fuel price and volume data:
Fuel price	$2.94	34.4%	$2.19	12.4%	$1.95
Fuel gallons	58,297	5.4%	55,305	(12.2%)	63,007
Revenue data (in thousands):
Affreightment revenue	$518,041	13.0%	$458,572	4.8%	$437,643
Non-affreightment revenue
Towing	47,670	32.9%	35,867	(12.7%)	41,097
Charter and day rate	86,298	31.7%	65,549	0.7%	65,121
Demurrage	44,900	8.5%	41,370	(11.4%)	46,710
Other	24,186	(22.7%)	31,310	3.4%	30,289

Total non-affreightment revenue	203,054	16.6%	174,096	(5.0%)	183,217

Total transportation segment revenue	$721,095	14.0%	$632,667	1.9%	$620,860

Data regarding changes in our barge fleet for the fourth quarter of 2011 and the past three years ended December 31, 2011, are summarized in the following table.

Barge Fleet Changes

Barges — Current Quarter	Dry	Tankers	Total
Barges operated as of the end of the 3rd qtr of 2011	2,085	317	2,402
Retired (includes reactivations)	(120)	(1)	(121)
New builds	10	—	10
Change in number of barges leased	(14)	—	(14)

Barges operated as of the end of the 4th qtr of 2011	1,961	316	2,277

Barges operated as of the end of 2008	2,254	391	2,645
Retired	(95)	(36)	(131)
New builds	—	13	13
Purchased	1	2	3
Change in number of barges leased	(11)	(9)	(20)

Barges operated as of the end of 2009	2,149	361	2,510

Retired	(127)	(36)	(163)
New builds	75	—	75
Purchased	—	6	6
Change in number of barges leased	(11)	(6)	(17)

Barges operated as of the end of 2010	2,086	325	2,411

Retired	(171)	(11)	(182)
New builds	65	2	67
Purchased	—	—	—
Change in number of barges leased	(19)	—	(19)

Barges operated as of the end of 2011	1,961	316	2,277

Owned Boat Counts and Average Age by Horsepower Class

Data regarding our boat fleet at December 31, 2011, is contained in the following table.

Horsepower Class	Number	Average Age
1950 or less	34	33.6
Less than 4650	23	36.0
Less than 6250	41	36.7
6800 and over	11	33.3

Total/overall age	109	35.2

In addition to the 109 boats detailed above, the Company had 13 towboats operated exclusively for us by third parties. This is two fewer owned boats and five fewer chartered boat than we operated at December 31, 2010. We sold two boats during the year. We currently have an additional three boats which are being actively marketed and are included in assets held for sale. The average life of a boat (with refurbishment) exceeds 50 years.

Manufacturing

The manufacturing segment had an operating income of $2.0 million in 2011, compared to essentially break even performance in 2010. The increase in operating income in 2011 resulted from higher production for external customers, by the $3.4 million dollar loss on a deck barge contract incurred in the prior year, by higher depreciation and amortization and higher steel costs as a result of purchase price accounting and by an increase in lost production days due to weather in 2011. The 2011 depreciation and amortization impact was $4.4 million compared to $0.2 million in 2010 (which contained only 10 days of new basis accounting). The Acquisition date steel values were $0.8 million higher than the actual historical cost of the steel impacted cost of sales in 2011.

In 2011, total lost production days were 58.2 days, over 5.7 more days than in the prior year.

Manufacturing built 111 more dry barges, seven fewer liquid barges, three fewer deck barges and two fewer ocean going tank barges for external customers in 2011. In addition manufacturing built 10 fewer dry barges and two more liquid tank barges for use in the Company’s transportation segment than in the prior year.

Our external backlog was $101.2 million at December 31, 2011, representing 147 barges for 2012 production and 50 barges for 2013 production. The backlog at December 31, 2010, was $102.4 million. As discussed in the Outlook section the Company expects to build more barges for its transportation segment’s use in 2012 than in 2011.

Manufacturing segment units produced for sale or internal use:

	Years ended December 31,
	2011	2010	2009
External sales:
Liquid tank barges	—	7	43
Ocean tank barges	—	2	4
Deck barges	31	34	—
Dry cargo barges	208	97	130

Total external units sold	239	140	177

Internal sales:
Liquid tank barges	2	—	13
Dry cargo barges	65	75	—

Total units into production	67	75	13

Total units produced	306	215	190

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

Consolidated Financial Overview — Non-GAAP Financial Measure Reconciliation

NET INCOME TO ADJUSTED EBITDAR FROM CONTINUING OPERATIONS RECONCILIATION

	Year Ended December 31,
	2011	2010 (a)	2009
	(Dollars in thousands)
	(Unaudited)
Loss from continuing operations	$(14,680)	$(3,459)	$(3,188)
Adjustments from continuing operations:
Interest income	(163)	(3)	(66)
Interest expense	29,963	38,728	40,932
Debt retirement expenses	—	8,701	17,659
Depreciation and amortization	108,944	47,835	52,475
Taxes	(10,610)	6,168	(1,148)

EBITDA from continuing operations	$113,454	$97,970	$106,664

Long-term Boat and Barge Rents	15,442	15,166	16,196

EBITDAR from continuing operations	$128,896	$113,136	$122,860

Other Non-cash or non-comparable charges included in net income:
Share Based Compensation (1)	$2,320	$7,377	$8,164
Direct Merger Expenses, Strategic and Management Consulting Fees and Net Impact of Purchase Accounting (2)	21,977	11,140	—
Compensation Cost Savings (3)	—	9,023	—
Public Company Costs (4)	—	2,500	2,500
Restructuring Costs (5)	2,710	1,500	5,830
Weather and Claims (6)	18,351	—	—

Total non-comparable/non-cash charges	$45,358	$31,540	$16,494

Adjusted EBITDAR from Continuing Operations	$174,254	$144,676	$139,354

(1)	Non-cash share-based compensation expense

(2)	Includes direct merger expenses, strategic and management consulting fees and net impact of purchase accounting

(3)	Reflects higher annual incentive accruals in 2010 than plan in place for 2011

(4)	Reflects certain costs of being a company with publicly traded equity internalized in 2011, including investor relations expenses, board of director expenses and incremental audit fees.

(5)	Includes severance to separating executives

(6)	Includes the estimated margin impact of second quarter 2011 flooding at the Company’s 2011 run rate and other unusual claims costs.

(a) Includes approximately $1.1 million in additional expenses resulting from new basis accounting in the ten-day period ended December 31, 2010. This impact by line item is as follows:

Fuel	0.3
Depreciation and amortization	1.7
Interest expense	(0.2)
Income tax benefit	0.7

Total	1.1

EBITDAR consists of earnings before interest, taxes, depreciation, amortization, long-term boat and barge rents and debt retirement expenses. Adjusted EBITDAR includes adjustments to historical EBITDAR that we do not consider indicative of our core operating functions or ongoing operating performance after the Acquisition. Adjusted EBITDAR includes adjustments for non-cash share-based compensation and for cash expenses related to the cash compensation and travel costs associated with maintaining a Board of Directors and the costs of an investor relations department for an equity-traded Company, as well as an estimate of the impact of the go-forward impact of CBL Successor’s annual cash incentive plan as contrasted with the Plans existing in CBL Predecessor periods. EBITDAR and Adjusted EBITDAR are not calculated or presented in accordance with U.S. GAAP and other companies in our industry may calculate EBITDAR and Adjusted EBITDAR differently than we do. As a result, these financial measures have limitations as analytical and comparative tools and you should not consider these items in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. However, we believe that EBITDAR and Adjusted EBITDAR provide relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. We consider EBITDAR and Adjusted EBITDAR to be meaningful indicators of core operating performance and we use it as a means to assess the operating performance of our business segments. EBITDAR and Adjusted EBITDAR should not be considered as measures of discretionary cash available to us to invest in the growth of our business as both measures exclude certain items that are relevant in understanding and assessing our results of operations and cash flows. EBITDAR and Adjusted EBITDAR provide management with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. We believe that our use of long-term leases to fund the construction and acquisition of revenue-producing assets is a financing decision and therefore we exclude rents related to such arrangements from this measure for its internal analyses. In calculating these financial measures, we make certain adjustments that are based on assumptions and estimates that may prove to have been inaccurate. In addition, in evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDAR and Adjusted EBITDAR should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Outlook

We were acquired by Platinum on December 21, 2010. We expect to accelerate many of our strategic initiatives under the direction of our parent company. We will continue to proactively work with our customers, focusing on barge transportation’s position as the lowest cost, most ecologically friendly provider of domestic transportation. During 2011 we identified over 70 distinct operational improvement initiatives spanning many functional areas including supply chain, logistics, operations, commercial arrangements, manufacturing processes, administration and asset management. The implementation of these operational initiatives yielded $43.3 million of earnings improvement in 2011. On an annualized basis we expect that the implemented initiatives will yield $63.8 million of earnings improvement.

During 2011 we generated $69.8 million in cash flow from operating activities and invested in 65 new dry covered hopper barges and two liquid tank barges. Total cash used in investing activities was $72.3 million. Cash used in financing activities was $0.2 million.

As part of the effort to drive the business toward improved productivity and earnings generation, we expect to continue replacement of aging and inefficient barges and strategically investing in the boat fleet provided returns justify such investment. We believe opportunities currently exist for investment in the boat fleet through repowering existing units, driving significant fuel savings and operating efficiencies. Currently 14 boats have been identified as candidates for such investment in 2012. In addition we are pursuing a fleet optimization strategy that could lead to the addition of as many as 220 new dry hopper barges and 45 liquid tank barges in 2012 to the transportation segment fleet to allow us to pursue identified growth and productivity opportunities. With this level of investment and continuing strong third-party demand, we expect that the manufacturing segment will be fully utilized in 2012 and into 2013. We also expect to scrap nearly 400 barges and sell up to 14 boats that have been made redundant largely because of the operational improvements realized in 2011. We believe that this level of capital investment will better position us for improved operating performance by allowing us to improve average barge payloads, reducing delay time and repair expenses and improving boat efficiency. We expect to continually assess this strategy in relation to prevailing and forecasted market conditions, specific commercial opportunities as well as the outcome of other strategic activities we are engaged in including, but not limited to potential acquisitions. We expect to fund the strategy through our cash flow from operations, the proceeds from an accelerated scrapping program for our retired barges and sale of excess boat capacity and through borrowing under the Credit Agreement. We currently have only three boats classified as held for sale, as we have not completed the marketing plan for as many as ten additional boats that we contemplate selling in the near future in order to finance a portion of our capital strategy. In the event changes in market conditions lead us to revise our outlook, we are prepared to adjust our capital investment activities as those conditions dictate.

As discussed in the Liquidity section and in Note 2 to the consolidated financial statements, concurrent with the acquisition we entered into a replacement senior secured asset-based revolving Credit Facility in an aggregate principal amount of $475.0 million (currently capped at $390.0 million) with a final maturity date of December 21, 2015 (the “Credit Agreement”). Proceeds are available for use for working capital and general corporate purposes. At the Acquisition, proceeds of the Credit Agreement were used, in part, to fund the liquidation of the Company’s previous facility and certain expenses associated with the Acquisition. Given the term of the Credit Agreement and the Notes, we believe that we have an appropriate longer term, lower cost and more flexible capital structure that will allow us to focus on executing our tactical and strategic plans through the various economic cycles. We expect to remain disciplined in how we deploy our capital, but now have the flexibility to more fully enact our cost reduction and productivity plans and to reinvest in the business when market demand and financial returns warrant such actions.

The Company may use the Credit Facility in connection with the issuance of letters of credit up to $50.0 million. Availability under the Credit Facility is capped at a borrowing base, all as further set forth in the Credit Agreement. The Company is currently prohibited from incurring more than $390.0 million of indebtedness under the existing credit facility.

The Credit Facility does not have maintenance covenants unless our borrowing availability is generally less than $48.8 million. At December 31, 2011, we had available liquidity of $233.0 million. The covenants in the new facility include a leverage covenant which is based on only first lien senior debt, which excludes debt under the Notes, while the leverage covenant in the former facility included total debt. We also enhanced our flexibility to execute sale leasebacks, sell assets, and issue additional debt under the new facility to raise additional funds, with no restrictions on capital spending.

Overall transportation revenues increased approximately 5.5% on a fuel neutral basis in the year ended December 31, 2011 compared to the same period of the prior year, driven by volume increases in coal and energy, petroleum and other liquids, steel and steel inputs, and all other bulk cargoes, partially offset by lower grain, scrap, salt and fertilizer volumes. Criton recently reported that the industry dry barge supply increased by 300 to 400 units in 2011. Informa continues to project a reduction of approximately 3,500 dry barges over the next three to five years. In January 2012 the United States Department of Agriculture increased its estimate of corn exports by 50 million bushels higher reflecting the strong pace of sales to date and reduced prospects for Argentina. The Euro zone economic woes have led to a weak early 2012 Gulf export market. We expect this trend may continue. We have begun to see some improvement from increases in construction materials and light vehicle production increases. We believe that coal movements may rise in 2012 as operators restock units that were to be taken off line had the Cross-State Air Pollution rule not been stayed by Federal Courts. We believe that cement shipments may increase supporting the strengthening of depleted natural gas wells due to recent scrutiny by the Environmental Protection Agency. Export petroleum and ethanol are expected to continue to be strong with continued higher domestic production. Increasing domestic crude oil production and historically low natural gas prices are providing an environment that we believe will continue to drive positive market conditions for our liquids business. Coal market dynamics are also suggesting that export markets will continue to provide good demand for domestic coal producers over the long-term, which will provide the Company with a strong growth opportunity. Further, we anticipate continued pressure on the supply and demand balance of overall industry hopper barge capacity which will support our significant presence in the dry cargo transportation segment. Overall, we are monitoring market conditions closely and are maintaining a disciplined approach to our operations that will allow us to continue to realize and build upon the gains we achieved in operating efficiency in 2011.

We believe that there will be significant demand for new barge construction over the next several years to replace retiring capacity. As noted above we expect to build a substantial number of barges for our transportation segment in 2012 and into 2013, in addition to completing the 197 external barges currently in our backlog.

Some of our strategic initiatives are further defined in the segment descriptions in the balance of this “Outlook” section.

We believe the Company possesses several competitive strengths.

Leading Market Positions.    Based on 2010 industry data provided by Informa we are the third largest provider of dry cargo barge transportation and the second largest provider of liquid cargo barge transportation on the Inland Waterway System in the United States. We are also the second largest manufacturer of brown-water barges in the United States. In 2011, we built approximately 27% of the industry’s dry cargo barges and a much less significant portion of the liquid tank barges. We believe that these positions provide us with significant competitive advantages in generating revenues and managing costs.

Proven Ability to Manage Cash Flow.    We are actively managing our cost structure to achieve profitability and cash flow, while continuing to re-invest in our business. We generated $69.8 million, $71.2 million and $128.9 million in cash from operating activities in the years ended December 31, 2011, 2010 and 2009, respectively. This was sufficient cash flow to re-invest in the fleet and service our indebtedness, even during the recession that began in 2008 and achieved these results by reducing our cost structure and improving our receivables and inventory management processes to reduce working capital.

To enhance cash flow for fleet re-investment and to maintain moderate debt levels, we are continuing to optimize our overhead cost structure. We have reduced continuing selling, general and administrative expenses (total less amounts attributable to severance and restructuring charges) by $3.7 million, or 10.6%, during the year ended December 31, 2011 as compared to 2010, and we are also improving our transportation operating cost structure. We also have the ability to manage the timing of new barge builds for the transportation segment and build barges at lower costs than our competitors through our in-house manufacturing capabilities at Jeffboat. As a result of these in-house capabilities, we do not have to enter into purchase commitments to procure new barges as we can schedule the building of barges when barge freight market demand and investment returns warrant.

Management Expertise.    Our management team has detailed knowledge of each of our businesses and end markets, and their depth of experience will help us continue to improve our competitive position. Our management team has considerable experience in the transportation and diversified industrial sectors, previously holding various leadership positions with such companies as AEP/Memco. Our senior management team is among the most qualified in the industry with an average of more than 20 years of relevant industry experience.

Strong Customer Base.    We have a diverse and stable customer base, including high quality industrial and agricultural companies in the United States. We enter into a variety of contracts with these customers, ranging from single spot movements to renewable one-year contracts and multi-year extended contracts. Our largest customers include Cargill, Inc., Nucor Steel, North American Salt Company, Shell Chemical Company/Shell Trading Company, Styrolution America LLC, Celtic Marine, Alcoa, Inc. Archer Daniels Midland Co. and Consolidated Grain & Barge Company. Our relationships with our top ten customers range between five and thirty years in length. In 2011, our largest customer accounted for approximately 7.2% of transportation segment revenue and the top 10 customers combined represented approximately 39.7% of transportation segment revenue.

Favorable Industry Fundamentals.    Based on “A Modal Comparison of Freight Transportation Effects on the General Public” by the Texas Transportation Institute, Center for Ports and Waterways, barge transportation is the least expensive mode of moving freight, and also benefits from the highest fuel efficiency, best safety record and lowest emissions, relative to rail and truck. The barge transportation industry has demonstrated in recent years, and is expected to continue to demonstrate in a normal demand environment, favorable supply and demand fundamentals resulting in an attractive rate environment and high fleet utilization. According to Informa, more than 4,535 new hoppers are expected to be built in the 2011 to 2015 time frame, with essentially all going towards replacement of the aging industry fleet.

Favorable Regulatory Environment.    The Company and the industry in which it operates benefit from a regulated competitive landscape. Specifically, the Jones Act, a federal cabotage law enacted in 1920, requires all vessels transporting cargo between covered U.S. ports, subject to limited exceptions, to be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens. As a result, we and our competitors in the U.S. are largely insulated from foreign competition.

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

Our objective is to continue providing high quality service and products to our customers, while sustaining profitable growth through the principal strategies outlined below:

Productivity and Cost Control.    In our transportation segment, we are focused on rightsizing our fleet and improving barge and boat efficiency to drive profitability. We expect to improve profitability through a disciplined approach that optimizes our barge fleet size and mix and our traffic network. We plan to upgrade our aging dry hopper fleet over the next few years with selective capital investment to reduce the average age of our dry fleet, which is expected to drive higher barge utilization and profitability and reduce barge maintenance and downtime costs. Due to our in-house sourcing through Jeffboat, we can time these upgrades to coincide with industry demand and as new hoppers are required. We also plan to continue tightening our footprint on the Inland Waterways in which we operate, to reduce nonrevenue-producing days and increase our overall loaded miles percentage. We believe this increased traffic density, focused on existing high margin routes and customers, and patterned to service the high margin liquid and bulk businesses, will increase barge productivity and further strengthen EBITDAR margins.

We also have numerous other efficiency and productivity initiatives underway including (1) continuing to improve our fuel consumption efficiency through improved boat operating procedures and boat engine efficiency, (2) the consolidation of our fleeting locations to reduce costs and improve traffic flow, (3) further streamlining our overhead structure to eliminate costs, including costs associated with having been a public company, (4) further reduce average staffing levels on boats by eliminating non-essential functions, (5) improving average tow sizes per boat and tons loaded per barge to increase freight hauling capacity at minimal incremental cost, (6) improving our supply chain sourcing processes, (7) insourcing a portion of our barge and boat maintenance and repair functions at our existing facilities and (8) strategically making investment in technology to improve the information we have to manage the business and to allow us to manage at a lower ongoing cost.

In our manufacturing segment, we are focused on establishing an infrastructure that optimizes our production capabilities and efficiencies, to maximize profitability and return on capital.

Focus on Cash Flow Generation and Prudent Capital Investment.    As we mentioned above, we intend to continue our aggressive cost control efforts in order to improve margins and cash flow, optimize our operations and position us for sustained profitability in the future. As the demand for our services improves in response to the macro-economic improvement, we intend to utilize our operating cash flow to reinvest in areas that we determine to have attractive rates of return, while maintaining leverage levels. We have made over half a billion in aggregate capital expenditures from 2005 to December 31, 2011, and we will undertake key capital investment projects over a five-year horizon, including upgrades to our dry hopper fleet with selective replacements and utilizing an approximate dry barge replacement ratio of one new barge for every two barge retirements. We also anticipate that we will continue to fund a portion of the investment in new barges through the selective sale of boats no longer necessary due to our improvements in boat utilization, improved tow sizes and reduced overall fleet size.

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

In our manufacturing segment, we intend to capitalize on increasing market demand for replacement dry hoppers over the next few years and selectively build tank barges and ocean going vessels. We are employing the same market-based contractual pricing approach to securing new contracts at Jeffboat as we do in our transportation segment. Our goal is not to focus on the quantity of barges produced, but rather on building barges that optimize our production capabilities and efficiencies, while maximizing EBITDAR. Our external manufacturing sales backlog was $101.2 million at December 31, 2011, representing 147 barges for 2012 production and 50 barges for 2013 production. The backlog at December 31, 2010, was $102.4 million. This backlog excludes unexercised customer options and barges expected to be built for our transportation business.

Safety and Environmental Stewardship.    We believe we are an industry leader in environmental, health, safety and security management. We are committed to continually improving our environmental and safety performance. In 2009, we began the implementation of certain strategic initiatives that we believe will guide our company to the highest levels of performance in our almost 100 years of operating on the Inland Waterways. The first of these initiatives is the drive to zero injuries, accidents and incidents. While we are proud of the fact that we lead the industry in safety based on benchmark safety statistics from the American Waterways Operators and the Bureau of Labor Statistics, we believe that the only acceptable number when it comes to injuries, accidents and incidents is zero. Our commitment to the environment is also one of our key operating priorities. We are a member of the American Chemistry Counsel’s Responsible Care Program, which requires its members to: (i) adopt the Responsible Care management system for relevant portions of their operations; (ii) obtain an independent certification that their systems have been fully implemented and function according to professional standards; (iii) measure and publicly disclose compliance with these standards and systems and (iv) implement a Responsible Care Security Code. We have also initiated a drive to zero spills, zero violations and zero impact on the environment. Our commitment to environmental stewardship has not gone unnoticed as we received the Rear Admiral William M. Benkert Marine Environmental Silver Award for Excellence in 2008, which recognizes leadership in the field of marine environmental protection safety.

During 2011 the Chamber of Shipping of America recognized 49 of our boats with the prestigious Jones F. Devlin award for self-propelled merchant vessels that have operated for two full years or more without a crew member losing a full turn at watch because of an occupational injury. The average qualifying period for our recognized vessels was almost four years.

During 2011 the Chamber of Shipping of America recognized 65 of our boats with the Certificates of Environmental achievement for no reportable spills, no U.S. Coast Guard citations of MARPOL, no port state citation for violations of MARPOL and no violations of state or local pollution regulations. The average qualifying period for our recognized vessels was over four years.

COMMERCIAL BARGE LINE COMPANY OPERATING RESULTS by BUSINESS SEGMENT

Year Ended Dec. 31, 2011 as compared with Year Ended Dec. 31, 2010

(Dollars in thousands except where noted)

(Unaudited)

				% of Consolidated Revenue
	Year Ended Dec. 31,			Year Ended
	2011	2010	Variance	2011	2010
REVENUE
Transportation and Services	$721,095	$632,667	$88,428	84.5%	87.5%
Manufacturing (external and internal)	171,477	122,627	48,850	20.1%	17.0%
Intersegment manufacturing elimination	(39,635)	(32,587)	(7,048)	(4.6%)	(4.5%)

Consolidated Revenue	852,937	722,707	130,230	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	719,421	582,827	136,594
Manufacturing (external and internal)	169,446	122,661	46,785
Intersegment manufacturing elimination	(39,635)	(32,587)	(7,048)

Consolidated Operating Expense	849,232	672,901	176,331	99.6%	93.1%
OPERATING INCOME
Transportation and Services	1,674	49,840	(48,166)
Manufacturing (external and internal)	2,031	(34)	2,065
Intersegment manufacturing elimination	—	—	—

Consolidated Operating Income	3,705	49,806	(46,101)	0.4%	6.9%
Interest Expense	29,963	38,728	(8,765)
Debt Retirement Expenses	—	8,701	(8,701)
Other Expense (Income)	(968)	(332)	(636)

(Loss) Income Before Income Taxes	(25,290)	2,709	(27,999)
Income Taxes (Benefit)	(10,610)	6,168	(16,778)
Discontinued Operations	489	574	(85)

Net Loss	$(14,191)	$(2,885)	$(11,306)

Domestic Barges Operated (average of period beginning and end)	2,344	2,461	(117)
Revenue per Barge Operated (Actual)	$307,634	$257,077	$50,557

RESULTS OF OPERATIONS

Year ended December 31, 2011 compared to Year ended December 31, 2010

Revenue.    Consolidated revenue in 2011 increased by $130.2 million to $852.9 million, an 18.0% increase compared with $722.7 million for 2010.

Transportation revenue in 2011 increased by $88.4 million, or 14.0%, primarily due to 12.4% higher pricing on approximately a 2.7% increase in total ton-mile volumes in each case compared to 2010, while manufacturing revenue increased $41.8 million, or 46.4%, primarily due to production of a greater number of external barges during the current year compared to 2010.

Compared to 2010, revenues per average barge operated increased 19.7% in2011. Approximately two-thirds of the increase in the year ended December 31, 2011 was driven by increased affreightment revenue with the remainder attributable to the change in non-affreightment revenue. Our overall fuel-neutral rate increased 4.5% over 2010, with a 4.8% increase in dry cargo and a 3.8% increase in the liquid rate. The increase in 2011 was driven by volume increases in coal and energy, petroleum and other liquids, steel and steel inputs, and all other bulk cargoes, partially offset by lower grain, scrap, salt and fertilizer volumes. Total volume measured in ton-miles increased in 2011 to 34.8 billion from 33.8 billion in 2010. On average, 4.8% or 117 fewer barges operated during 2011 compared to 2010.

In 2011 the manufacturing segment completed 31 deck barges and 208 dry hopper barges for external customers as well as 65 dry covered hoppers and two oversize liquid tank barges for the transportation segment compared to 97 dry hoppers, 34 deck barges, seven oversize liquid tank barges and two ocean-going tankers for external customers as well as 75 dry covered hoppers for the transportation segment in 2010.

Operating Expense.    Consolidated operating expense increased by $176.3 million, or 26.2%, to $849.2 million in 2011 compared to the same period of 2010.

Transportation segment expenses, which include gains from asset management actions, were $136.6 million higher in 2011 than in the comparable period of 2010. The increase was driven by 2011 expenses of $62.0 million related to the push down of the purchase price accounting resulting from the Acquisition, $10.4 million related to the margin impact of the second quarter flooding and an additional $23.5 million related to severance, restructuring and reorganization related consulting expenses. 2010 expenses included $1.9 million of the push down of purchase accounting as only ten days of 2010 were impacted. However, Acquisition transaction costs of $14.3 million were expensed in 2010. Additional factors in the operating expense increase included $47.2 million higher fuel costs, $6.2 million lower asset management gains and an increase of $24.7 million in materials, supplies and other. These cost increases were partially offset by an 8.6% decrease in operating labor-related costs and $3.8 million lower other selling, general and administrative expenses (“SG&A”). The decline in the SG&A was in personnel costs, public company costs and bad debts, partially offset by higher legal fees and other claims. The higher materials, supply and other costs were primarily related to higher boat charter expenses, higher outside towing, higher repairs expenses, shifting, fleeting and barge preparation. Net fuel costs increased in 2011, by 460 basis points to 23.8% of segment revenues or $171.6 million. Fuel consumption was up approximately 5.4% for 2011as compared to the prior year compared to a 2.7% increase in total ton-mile volume. This unfavorable comparison was driven by lower boat efficiency in the second quarter due to high water conditions. The average net-of-hedge-impact price per gallon increased 34.4% to $2.94 per gallon in 2011 compared to 2010.

Manufacturing operating expenses increased by $39.7 million due primarily to 111 more external dry barges and twelve fewer external liquid and deck barges produced in 2011, higher claims related expenses, the $0.8 million impact of purchase accounting push-down of Acquisition date steel values and $4.2 million higher depreciation and amortization as a result of application of higher fair valuation purchase price accounting. In 2011, total lost production days were 58.2 days, more than 5.7days more than in 2010.

Operating Loss.    Consolidated operating income decreased by $46.1 million to operating income of $3.7 million in 2011 compared to 2010. Operating income in the transportation segment decreased by $48.2 million and operating income increased in the manufacturing segment by $2.1 million.

The transportation segment’s operating loss resulted primarily from the excess of the increases in operating expenses, discussed above, in excess of the $88.4 million revenue increase for the period.

Interest Expense and Debt Retirement Expenses.    Interest expense and debt retirement expenses were $17.5 million lower than in 2010. The decline was due to $8.7 million in debt retirement expenses in 2010 which did not recur in 2011, $5.7 million impact of amortization of the Acquisition debt premium on the Notes in 2011 and $1.2 million of amortization of the original issue discount on the Notes by CBL Predecessor in 2010. At the Acquisition date the original issue discount on the Notes was reversed and the Acquisition debt premium recorded to recognize the Notes fair value. $0.2 million in amortization of the Acquisition date premium was recorded in the ten day period ended December 31, 2010 by CBL Successor. The remaining decrease resulted from the impact of the lower interest rate on the post-Acquisition revolving credit facility on higher average 2011 outstanding borrowings.

Income Tax Expense.    The effective tax rates in 2011 and 2010 were distorted by the discrete tax item for a change in IRS Administrative Procedures related to an IRS Revenue Procedure regarding transaction success fees which increased the benefit in 2011 by $1.9 million and a discrete tax item which increased the provision in 2010 by $0.5 million related to the reduction of the state tax benefit for the 2009 operating loss. Remaining benefit/provision represents the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing full year income in 2011 compared to 2010.

Net Income (Loss).    The net income was lower in 2011 due to the reasons noted above.

COMMERCIAL BARGE LINE COMPANY OPERATING RESULTS by BUSINESS SEGMENT

Year Ended Dec. 31, 2010 as compared with Year Ended Dec. 31, 2009

(Dollars in thousands except where noted)

(Unaudited)

				% of Consolidated Revenue
	Year Ended Dec. 31,			Year Ended
	2010	2009	Variance	2010	2009
REVENUE
Transportation and Services	$632,667	$620,860	$11,807	87.5%	74.2%
Manufacturing (external and internal)	122,627	239,885	(117,258)	17.0%	28.7%
Intersegment manufacturing elimination	(32,587)	(24,339)	(8,248)	(4.5%)	(2.9%)

Consolidated Revenue	722,707	836,406	(113,699)	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	582,827	589,266	(6,439)
Manufacturing (external and internal)	122,661	218,483	(95,822)
Intersegment manufacturing elimination	(32,587)	(24,339)	(8,248)

Consolidated Operating Expense	672,901	783,410	(110,509)	93.1%	93.7%
OPERATING INCOME (LOSS)
Transportation and Services	49,840	31,594	18,246
Manufacturing (external and internal)	(34)	21,402	(21,436)
Intersegment manufacturing elimination	—	—	—

Consolidated Operating Income	49,806	52,996	(3,190)	6.9%	6.3%
Interest Expense	38,728	40,932	(2,204)
Debt Retirement Expenses	8,701	17,659	(8,958)
Other Expense (Income)	(332)	(1,259)	927

Income Before Income Taxes	2,709	(4,336)	7,045
Income Taxes (Benefit)	6,168	(1,148)	7,316
Discontinued Operations	574	(8,870)	9,444

Net (Loss) Income	$(2,885)	$(12,058)	$9,173

Domestic Barges Operated (average of period beginning and end)	2,461	2,578	(117)
Revenue per Barge Operated (Actual)	$257,077	$327,830	$(70,753)

RESULTS OF OPERATIONS

Year ended December 31, 2010 compared to Year ended December 31, 2009

Revenue.    Consolidated revenue decreased by $113.7 million or 13.6% to $722.7 million.

The consolidated revenue decrease was primarily due to lower segment revenues for the manufacturing segment which declined in 2010 by $125.5 million, or 58.2%, from the prior year. The decline in manufacturing segment revenues resulted from a total of 37 fewer barges built for external customers in 2010 and a change in mix of those barges as 38 fewer higher revenue liquid tank barges were produced in 2010.

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

Operating Expense.    Consolidated operating expense decreased by $110.5 million, or 14.1%, to $672.9 million.

Transportation segment operating expenses decreased by $6.4 million, primarily due to an $11.8 million decline in SG&A, despite the inclusion of $14.3 million of Acquisition costs, and a small decline in other operating expenses. These were partially offset by $11.3 million lower gains on disposition of equipment in 2010 when compared to 2009.

The $11.8 million decline in the Transportation segment’s SG&A was driven by lower personal injury claims, lower salaries and fringe benefits, lower fixed asset impairment charges and lower uncollectible accounts.

Manufacturing segment operating expenses decreased $104.1 million due to a fewer number of barges produced.

Operating Income.    Consolidated operating income declined $3.2 million to $49.8 million.

Operating income as a percent of consolidated revenues improved to 6.9% in 2010, compared to 6.3% in 2009. The increase was primarily a result of revenues increasing and expenses declining, led by SG&A, improving the transportation operating ratio by 2.8 points to 92.1%. However, the combination of manufacturing segment operating income which declined to breakeven from more than $21 million in 2009, more than offset the $18.2 million increase in operating income from the transportation segment, leading to the consolidated decline.

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

Debt Retirement Expense.    Debt retirement expense was $8.7 million in 2010 related to the replacement of the former revolving credit facility at the date of the Acquisition. Debt retirement expense was $17.7 million in 2009, primarily due to the refinancing of the Company’s debt in July 2009 and the write-off of the deferred financing costs related to the February 2009 credit agreement amendment.

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

Liquidity and Capital Resources

Based on past performance and current expectations we believe that cash generated from operations and the liquidity available under our capital structure, described below, will satisfy the working capital needs, capital expenditures and other liquidity requirements associated with our operations in 2012.

Our funding requirements include capital expenditures (including new barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary source of liquidity at December 31, 2011, was borrowings under our Credit Facility. Other potential sources of liquidity include cash generated by operations, proceeds from sale leaseback transactions for fleet assets and barge scrapping and the sale of non-core assets, surplus boats and assets not needed for future operations. We currently expect that our gross 2012 capital expenditures may exceed $200 million.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.

Concurrently with the Acquisition, on December 21, 2010, CBL, ACL LLC, ACLTS and Jeffboat (the “Borrowers”), and ACL and certain subsidiaries as guarantors, entered into the Credit Agreement, consisting of a senior secured asset-based Credit Facility in an aggregate principal amount of $475.0 million with a final maturity date of December 21, 2015. The proceeds of the Credit Facility are available for use for working capital and general corporate purposes, including certain amounts payable by ACL in connection with the Acquisition. Availability under the Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Borrower’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Credit Agreement. We are currently prohibited from incurring more than $390.0 million of indebtedness under the Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the Notes are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the Notes is replaced or amended or otherwise modified in a manner such that such additional borrowings would be permitted. At the Borrower’s option, the Credit Facility may be increased by $75.0 million, subject to certain requirements set forth in the Credit Agreement. The Credit Facility is secured by, among other things, a lien on substantially all of their tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of ACL’s wholly owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.

For any period that availability is less than a certain defined level set forth in the Credit Agreement (currently $48.8 million until the $390 million borrowing cap is further expanded) and until such level is exceeded for a consecutive 30-day period, the Credit Agreement imposes several financial covenants on the Borrowers, including (a) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.1 to 1; and (b) a maximum first lien leverage ratio of 4.25 to 1.0. In addition, the Borrowers have agreed to maintain all cash (subject to certain exceptions) in deposit or security accounts with financial institutions that have agreed to control agreements whereby the lead bank, as agent for the lenders, has been granted control under specific circumstances. The credit agreement requires that the Borrowers comply with covenants relating to customary matters (in addition to those financial covenants described above), including with respect to incurring indebtedness and liens, using the proceeds received under the Credit Facility, effecting transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness and paying dividends.

Our Indebtedness

At December 31, 2011, we had total indebtedness of $384.2 million, including the $29.1 million premium recorded at the Acquisition date to recognize the fair value of the Notes, net of amortization through December 31, 2011. Our availability is further discussed in Liquidity above.

On July 7, 2009, CBL issued $200 million aggregate principal amount of 12.5% senior secured second lien notes due July 15, 2017. The issue price was 95.181% of the principal amount of the Notes. The original issue discount on these notes was revised in purchase price accounting for the Acquisition to reflect a premium of $35,000, reflecting the fair market value of the Notes on the Acquisition date. The Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries.

We were in compliance with all debt covenants on December 31, 2011. At December 31, 2011, we had $233.0 million in remaining availability under our Credit Facility. The Credit Facility has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At December 31, 2011 our availability given our debt and outstanding letter of credit levels was $184.2 million above this threshold. Additionally, we are allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position. For a discussion of the interest rate under our credit facility, see note 2 to our audited financial statements included elsewhere in this current report.

With the four-year term on the Credit Facility and remaining five and one-half year term on the Notes, we believe that we have an appropriate longer term, lower cost, and flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.

At December 31, 2010, we had total indebtedness of $385.2 million, including the $34.8 million premium recorded at the Acquisition date to recognize the fair value of the Notes, net of amortization for the ten day period ended December 31, 2010. At this level of debt we had $239.7 million in remaining availability under our bank credit facility. The Existing Credit Facility has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At December 31, 2010, debt levels we were $190.9 million above this threshold.

Net Cash, Capital Expenditures and Cash Flow.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Our net cash flow provided by operating activities was $69.8 million for the year ended December 31, 2011 compared to net cash provided by operating activities of $71.2 million for the year ended December 31, 2010 ($8.0 million attributable to the CBL Successor and the remainder from the CBL Predecessor). The change in cash used in operations is primarily attributable to $19.3 million in lower net income adjusted for non-cash charges almost completely offset by a lower use of cash for working capital in 2011.

Cash used in investing activities increased $23.6 million in the year ended December 31, 2011 to $72.3 million. The overall increase in cash used in investing activities was due to $12.6 million higher property additions offset by $3.9 million in proceeds from property dispositions and $1.6 million in proceeds from the sale EBDG in 2011 compared to approximately $7.3 million in proceeds from property dispositions in 2010 related to the sale of a boat. Cash used in investing activities in 2010 was also reduced by the receipt of the proceeds of a government capital investment stimulus grant of $2.6 million. Other investing activities, consisting primarily of new software investment, were higher in 2011 by $4.8 million. The capital expenditures in both the 2011 and 2010 quarters were primarily for new barge construction, capital repairs and investments in our facilities.

Net cash used by financing activities in the year ended December 31, 2011, was $0.2 million, compared to net cash used by financing activities of $20.0 million in the year ended December 31, 2010. In 2011, Credit

Facility borrowings and increases in the level of bank overdrafts on our zero balance accounts were slightly less than dividends to our parent for the cash costs of payment of share-based compensation costs related to separation of former executives from the Company, while in 2010 similar levels of net borrowing on the revolving credit facilities were more than offset by the debt issuance and refinancing costs.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Our cash flow from operating activities was $71.2 million for the 2010 full year compared to $128.9 million for the 2009 full year with the decline driven by a use of cash for working capital in 2011 versus a significant source of cash in 2009.

In 2010 $48.7 million of cash was used in investing activities during the year, as our $57.8 million capital expenditures and other investing activities of $0.8 million were partially offset by proceeds from the property dispositions of $7.3 million and grant proceeds of $2.6 million. The capital expenditures were primarily for new barge construction, capital repairs and investments in our facilities. In 2009 cash used in investing activities was $6.5 million due to capital expenditures of only $33.2 million significantly offset by $31.3 million in proceeds from asset sales and the sale of Summit.

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

Cash used in financing activities in 2009 resulted primarily from the $40.5 million payment of fees for the February 2009 amendment of the credit agreement, the subsequent issuance of the Notes and the new revolving facility. Cash used in financing activities was also a result of a net reduction of $64.0 million in outstanding borrowing, a $6.5 million decrease in bank overdrafts on operating accounts and a $2.2 million negative tax impact of share-based compensation. The negative tax impact occurred as restricted shares vested at prices lower than their value on date of grant.

Our Indebtedness

At December 31, 2011, we had total indebtedness of $384.2 million, including the $29.1 million premium recorded at the Acquisition date to recognize the fair value of the Notes, net of amortization from the Acquisition date. Our availability is further discussed in Liquidity above.

Contractual Obligations and Commercial Commitment Summary

A summary of the Company’s known contractual commitments under debt and lease agreements as of December 31, 2011, appears below.

Contractual Obligations	Total	Less Than One Year	One to Two Years	Three to Five Years	After Five Years
Long-term debt obligations (1)
Notes	$338.4	$25.0	$25.0	$75.0	$213.4
Credit Facility	174.9	5.0	5.0	164.9	—
Operating lease obligations (2)	114.4	20.6	15.9	32.5	45.4
Pension (3)	11.1	11.1

Total contractual cash obligations	$638.8	$50.6	$45.9	$272.4	$258.8

Estimated interest on contactual debt obligations (4)	$158.2	$30.0	$30.0	$84.8	$13.4

(1)	Represents the principal and interest amounts due on outstanding debt obligations, current and long term as of December 31, 2011.

(2)	Represents the minimum lease rental payments under non-cancelable leases, primarily for vessels and land.

(3)	The total unfunded pension liability at December 31, 2011 was $64.0 million. The amount in the table represents the expected contribution in 2012. Funding requirements for subsequent years are uncertain and will significantly depend on the nature and timing of changes in actuarial assumptions, the actual return on pension assets, changes in employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements.

(4)	Interest expense calculation begins on January 1, 2011 and ends on the respective maturity dates.

The interest rate and term assumptions used in these calculations are contained in the following table.

Obligation	Principal at December 31, 2010	Period		Interest Rate
		From	To
Notes	$200.0	1/1/2010	7/15/2017	12.50%
Credit Facility	$150.3	1/1/2010	7/7/2013	3.21%

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

ASU Number 2011-5 was issued in June 2011, amending Topic 220 — Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by CBL will change our existing presentation, but will not impact the components of other comprehensive income. The ASU is effective for fiscal periods beginning after December 15, 2011. ASU Number 2011-12 subsequently modified certain the effective date of certain provisions of the ASU concerning whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, reverting to earlier guidance until the Board completes its deliberations on the requested changes. The ASU, as modified, is effective for fiscal periods beginning after December 15, 2011.

ASU Number 2011-8 was issued in September 2011, amending Topic 350 Intangibles — Goodwill and Other. The ASU allows entities to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, whereas previous guidance required as the first step in an at least annual evaluation a computation of the fair value of a reporting entity. The ASU is effective for fiscal periods beginning after December 15, 2011, however early adoption is permitted. The Company has determined it will not early adopt.

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

Revenue Recognition

The primary source of our revenue, freight transportation by barge, is recognized based on percentage-of-completion. The proportion of freight transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer’s freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percentage of voyage completion results in a better matching of revenue and expenses. The deferred revenue balance in current liabilities represents the uncompleted portion of in-process contracts.

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

Marine manufacturing revenue is recognized based on the completed contract or  the percentage-of-completion method depending on the length of the construction period. Beginning in the second quarter of 2007, ocean-going vessels became a material portion of the production volume of the manufacturing segment. These vessels are significantly more expensive and take substantially longer to construct than typical barges for use on the Inland Waterways system. The Company uses the percentage-of-completion method of recognizing revenue and expenses related to the construction of these longer-term production vessels based on labor hour incurred as a percent of estimated total hours for each vessel. These vessels have expected construction periods of more than 90 days in length and include ocean-going barges and towboats.

The Company uses the completed contract method for barges built for Inland Waterways use which typically have construction periods of 90 days or less. Contracts are considered complete when title has passed, the customer has accepted the vessel and there is no substantial continuing involvement by the Company with the vessel. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue.

Harbor services, terminal, repair and other revenue are recognized as services are provided.

Inventory

Inventory is carried at the lower of cost or market, based on a weighted average cost method. Our port-services inventory is carried net of reserves for obsolete and slow moving inventories.

Expense Estimates for Harbor and Towing Service Charges

Harbor and towing service charges are estimated and recognized as services are received. Estimates are based upon recent historical charges by specific vendor for the type of service charge incurred and upon published vendor rates. Service events are recorded by vendor and location in our barge tracking system. Vendor charges can vary based upon the number of boat hours required to complete the service, the grouping of barges in vendor tows and the quantity of man hours and materials required. Our management believes it has recorded appropriate and sufficient liabilities for these services. Changes to these estimates could have a significant impact on our financial results.

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

Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense, impacting our results of operations. A 0.25% change in the discount rate would affect pension expense by $0.1 million and post-retirement medical expense by $0.01 million, respectively. A 0.25% change in the expected return on plan assets would affect pension expense by $0.4 million. We are fully insured for post-65 retiree medical so changes in health care cost trends would not affect our post-retirement medical expense in the near term.

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

Impairment of Long-Lived Assets and Intangibles

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. These estimates are subject to uncertainty. Our significant assets were appraised by independent appraisers in connection with our application of fresh-start reporting on December 31, 2004 and again in August 2008, in February 2009, in June 2009 and in December 2010 in connection with debt refinancings. No impairment indicators were present at December 31, 2011 or 2010, in our transportation or manufacturing segments. Given the on-going decline in the cash flows from our Summit entity we did reassess the recoverability of the long-

lived assets during the third quarter 2009. Our revised estimated gross cash flows did not exceed the recorded value of the assets as of the end of the third quarter indicating impairment. Given the indication of impairment, we wrote off approximately $4.4 million of long-lived assets and intangibles in the third quarter of 2009 based on the underlying estimated fair values of those assets. Changes to the estimated future cash flows or to our evaluation of our weighted average cost of capital are critical accounting estimates and could result in material changes to our recorded results.

Impairment of Acquired Goodwill

In connection with the Acquisition, the excess of the purchase price over the fair value of the acquired identifiable tangible and intangible assets and liabilities was recorded as goodwill. See Note 14 to the accompanying consolidated financial statements. Goodwill is not amortized, but is subject to, at least annually, an evaluation for impairment. Such an evaluation requires estimates of the fair value of the reporting unit (commonly defined as one level below an operating segment) to which the acquired assets are attached. Our goodwill evaluations in 2011 and 2010 did not result in any goodwill impairments.

Assets and Asset Capitalization Policies

Asset capitalization policies have been established by management to conform to generally accepted accounting principles. All expenditures for property, buildings or equipment with economic lives greater than one year are recorded as assets and amortized over the estimated economic useful life of the individual asset. Generally, individual expenditures of less than one thousand dollars are not capitalized. An exception is made for program expenditures, such as personal computers, that involve multiple individual expenditures with economic lives greater than one year. The costs of purchasing licenses or developing software are capitalized and amortized over the estimated economic life of the software.

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

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as fuel prices and interest rates, and changes in the market value of financial instruments. We are exposed to various market risks, including those which are inherent in our financial instruments or which arise from transactions entered into in the course of business. A discussion of our primary market risk exposures is presented below. We neither hold nor issue financial instruments for trading purposes.

Fuel Price Risk

For the year ended December 31, 2011, fuel expenses for fuel purchased directly and used by our boats represented 23.8% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.6 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. All of our grain movements, which comprised 21.6% of our total transportation segment revenues in 2011, are priced in the spot market. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. Despite these measures, fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our vendors on the river, with increases passed through to us in the form of higher costs for external shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. We have entered into fuel price swaps with commercial banks for a portion of our expected fuel usage. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At December 31, 2011, a net liability of approximately $1.0 million has been recorded in the condensed consolidated balance sheet and the loss on the hedge instrument recorded in Other Comprehensive Income, net of hedge ineffectiveness of $0.02 million which was recorded as an increase in fuel expense. Ultimate gains or losses will not be determinable until the fuel swaps are settled. Realized gains from our hedging program were $8.2 million in 2011. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 7 to our consolidated financial statements. We may increase the quantity hedged based upon active monitoring of fuel pricing outlooks by the management team.

Interest Rate and Other Risks

At December 31, 2011, we had $155.1 million of floating rate debt outstanding, which represented the outstanding balance of the Credit Facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $1.6 million annually. This amount would be mitigated, in part, by the tax deductibility of the increased interest payments.

Foreign Currency Exchange Rate Risks

We currently have no direct exposure to foreign currency exchange risk although exchange rates do impact the volume of goods imported and exported that are transported by barge.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2011.

Report of Independent Registered Public Accounting Firm

The Board of Directors Commercial Barge Line Company

We have audited the accompanying consolidated balance sheets of Commercial Barge Line Company (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2011 (CBL Successor), the periods January 1, 2010 through December 21, 2010 (CBL Predecessor) and December 22, 2010 through December 31, 2010 (CBL Successor) and the year ended December 31, 2009 (CBL Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Barge Line Company at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the year ended December 31, 2011 (CBL Successor), the periods January 1, 2010 through December 21, 2010 (CBL Predecessor) and December 22, 2010 through December 31, 2010 (CBL Successor) and the year ended December 31, 2009 (CBL Predecessor) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 9, 2012

COMMERCIAL BARGE LINE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	CBL Successor		CBL Predecessor
	Year Ended December 31, 2011	Ten Days Ended December 31, 2010	January 1 to December 21, 2010	Year Ended December 31, 2009
Revenues
Transportation and Services	$721,095	$19,602	$613,065	$620,860
Manufacturing	131,842	4,986	85,054	215,546

Revenues	852,937	24,588	698,119	836,406

Cost of Sales
Transportation and Services	665,266	16,830	517,080	528,517
Manufacturing	127,871	4,838	82,504	189,565

Cost of Sales	793,137	21,668	599,584	718,082

Gross Profit	59,800	2,920	98,535	118,324
Selling, General and Administrative Expenses	56,095	8,095	43,554	65,328

Operating Income (Loss)	3,705	(5,175)	54,981	52,996

Other Expense (Income)
Interest Expense	29,963	805	37,923	40,932
Debt Retirement Expenses	—	—	8,701	17,659
Other, Net	(968)	(19)	(313)	(1,259)

Other Expenses	28,995	786	46,311	57,332

(Loss) Income from Continuing Operations Before Taxes	(25,290)	(5,961)	8,670	(4,336)
Income Taxes (Benefit)	(10,610)	628	5,540	(1,148)

(Loss) Income from Continuing Operations	(14,680)	(6,589)	3,130	(3,188)
Discontinued Operations, Net of Tax	489	(46)	620	(8,870)

Net (Loss) Income	$(14,191)	$(6,635)	$3,750	$(12,058)

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONSOLIDATED BALANCE SHEETS

	CBL Successor
	December 31, 2011	December 31, 2010
	(In thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$938	$3,707
Accounts Receivable, Net	87,368	83,518
Inventory	62,483	50,834
Deferred Tax Asset	6,390	10,072
Assets Held for Sale	1,612	2,133
Prepaid and Other Current Assets	19,308	32,075

Total Current Assets	178,099	182,339
Properties, Net	935,576	979,655
Investment in Equity Investees	6,470	5,743
Accounts Receivable, Related Party, Net	12,021	17,400
Goodwill	17,692	20,470
Other Assets	45,521	53,665

Total Assets	$1,195,379	$1,259,272

LIABILITIES
Current Liabilities
Accounts Payable	$48,653	$44,782
Accrued Payroll and Fringe Benefits	20,035	27,992
Deferred Revenue	15,251	14,132
Accrued Claims and Insurance Premiums	13,823	12,114
Accrued Interest	11,708	11,667
Customer Deposits	1,165	500
Other Liabilities	29,104	25,810

Total Current Liabilities	139,739	136,997
Long Term Debt	384,225	385,152
Pension and Post Retirement Liabilities	67,531	38,615
Deferred Tax Liability	178,602	208,651
Other Long Term Liabilities	46,335	60,901

Total Liabilities	816,432	830,316

SHAREHOLDER’S EQUITY
Other Capital	424,932	435,487
Retained Earnings (Deficit)	(20,826)	(6,635)
Accumulated Other Comprehensive (Loss) Income	(25,159)	104

Total Shareholder’s Equity	378,947	428,956

Total Liabilities and Shareholder’s Equity	$1,195,379	$1,259,272

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIT)

	Other Capital (1)	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
CBL Predecessor
Balance at January 1, 2009	$20,647	$195,920	$(17,976)	$198,591
Excess Tax Benefit	(2,170)	—	—	(2,170)
Additional Investment in Summit	5,191	—	—	5,191
Comprehensive Income:
Net Loss	—	(12,058)	—	(12,058)
Net Gain on Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	9,774	9,774
Pension Liability (Net of Tax Expense)	—	—	8,613	8,613

Total Comprehensive Income				$6,329

Balance at December 31, 2009	$23,668	$183,862	$411	$207,941

Excess Tax Benefit	(15)	—	—	(15)
Comprehensive Income:
Net Income	—	3,750	—	3,750
Rounding	—	(1)	—	(1)
Net Loss on Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	(949)	(949)
Pension Liability (Net of Tax Expense)	—	—	(1,368)	(1,368)

Total Comprehensive Income				$1,432

Balance at December 21, 2010	$23,653	$187,611	$(1,906)	$209,358

CBL Successor
Balance at December 22, 2010	$432,561	$—	$—	$432,561
Excess Tax Benefit of Share-based Compensation	2,926			2,926
Comprehensive Income:
Net Loss	—	(6,635)	—	(6,635)
Net Gain on Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	104	104
Pension Liability (Net of Tax Expense)	—	—	—	—

Total Comprehensive Loss				$(6,531)

Balance at December 31, 2010	$435,487	$(6,635)	$104	$428,956

Cash Dividends	(7,842)	—	—	(7,842)
Excess Tax Benefit of Share-based Compensation	213	—	—	213
Other	(2,926)	—	—	(2,926)
Comprehensive Income:
Net Loss	—	(14,191)	—	(14,191)
Net Loss on Fuel Swaps Designated as Cash Flow Hedging Instruments	—	—	(756)	(756)
Pension Liability (Net of Tax Expense)	—	—	(24,507)	(24,507)

Total Comprehensive Loss				$(39,454)

Balance at December 31, 2011	$424,932	$(20,826)	$(25,159)	$378,947

(1)	The Company has 1,000 authorized shares with par value of one cent each. Other capital includes the 100 outstanding shares that were issued at par during the period.

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	CBL Successor		CBL Predecessor
	Year Ended December 31, 2011	December 22 to December 31, 2010	January 1 to December 21, 2010	Year Ended December 31, 2009
	(In thousands)		(In thousands)
OPERATING ACTIVITIES
Net (Loss) Income	$(14,191)	$(6,635)	$3,750	$(12,058)
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	109,018	2,860	45,253	53,838
Debt Retirement Costs	—	—	8,701	17,659
Debt Issuance Cost Amortization	(2,624)	(76)	5,162	7,145
Deferred Taxes	(14,408)	(1,600)	27,644	(2,184)
Impairment and Loss on Sale of Summit Contracting	—	—	—	11,853
Gain on Property Dispositions	(2,048)	—	(9,019)	(20,264)
Contribution to Pension Plan	(8,831)	—	—	—
Share-Based Compensation	2,319	41	7,423	8,164
Other Operating Activities	1,583	59	7,168	3,885
Changes in Operating Assets and Liabilities:
Accounts Receivable	(4,715)	1,661	(8,896)	34,001
Inventory	(11,649)	1,802	(9,850)	31,854
Other Current Assets	16,757	5,070	(20,267)	18,025
Accounts Payable	1,035	2,593	10,759	(19,890)
Accrued Interest	41	881	(2,246)	11,860
Other Current Liabilities	(2,514)	1,376	(2,457)	(15,036)

Net Cash Provided by Operating Activities	69,773	8,032	63,125	128,852

INVESTING ACTIVITIES
Property Additions	(70,414)	—	(57,798)	(33,226)
Proceeds from Sale of Summit Contracting	—	—	—	2,750
Proceeds from Sale of Elliott Bay	1,629	—	—	—
Proceeds from Government Grants	—	—	2,552	—
Proceeds from Property Dispositions	3,860	—	7,337	28,384
Other Investing Activities	(7,397)	(1,735)	961	(4,445)

Net Cash Used in Investing Activities	(72,322)	(1,735)	(46,948)	(6,537)

FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	4,769	—	169,204	154,518
Revolving Credit Facility Repayments	—	(18,894)	(154,518)	(418,550)
2017 Senior Note Borrowings	—	—	—	200,000
Discount on 2017 Senior Notes	—	—	—	(9,638)
Bank Overdrafts on Operating Accounts	2,963	(9,090)	6,356	(6,479)
Debt Issuance/Refinancing Costs	(323)	—	(15,402)	(40,547)
Dividends Paid	(7,842)	—	—	—
Tax (Expense) Benefit of Share-based Compensation	213	2,926	(15)	(2,170)
Other Financing Activities	—	—	(532)	532

Net Cash (Used in) Provided by Financing Activities	(220)	(25,058)	5,093	(122,334)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,769)	(18,761)	21,270	(19)
Cash and Cash Equivalents at Beginning of Period	3,707	22,468	1,198	1,217

Cash and Cash Equivalents at End of Period	$938	$3,707	$22,468	$1,198

Supplemental Cash Flow Information:
Interest Paid	$31,149	$—	$32,852	$21,155
Tax Refunds Received — Net	(11,111)	—	(4,859)	(1,689)

The accompanying notes are an integral part of the consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 1.    ACCOUNTING POLICIES

REPORTING ENTITY

Commercial Barge Line Company is a Delaware corporation. In these financial statements, unless the context indicates otherwise, “CBL” or the “Company” refers to CBL and its subsidiaries on a consolidated basis.

The operations of the Company include barge transportation together with related port services along the Inland Waterways and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of bulk products, grain, coal, steel and liquids in the United States. The Company has long term contracts with many of its customers. Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. Until its sale in December 2011, the Company also owned Elliott Bay Design Group (‘EBDG’), an operation engaged in naval architecture and engineering which was significantly smaller than the transportation or manufacturing segments. During 2009 the Company sold its interests in Summit Contracting Inc. (“Summit”) which had been a consolidated subsidiary since April 1, 2008. The results of operations of EBDG and Summit have been reclassified into discontinued operations for all periods presented. (See Note 13.)

The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC (“ACL LLC”), ACL Transportation Services LLC (“ACLTS”), and Jeffboat LLC (“Jeffboat”), Delaware limited liability companies, and ACL Professional Services, Inc., a Delaware corporation, and their subsidiaries. Prior to 2010, CBL was responsible for corporate income taxes. Following the Acquisition, CBL files as part of the consolidated federal tax return of its indirect parent Finn Holding Corporation (“Finn”). CBL does not conduct any operations independent of its ownership interests in the consolidated subsidiaries.

CBL is a wholly owned subsidiary of American Commercial Lines Inc. (“ACL”). ACL is a wholly owned subsidiary of ACL I Corporation (“ACL I”). ACL I is a wholly owned subsidiary of Finn. Finn is owned by certain affiliates of Platinum Equity, LLC (certain affiliates of Platinum Equity, LLC are referred to as “Platinum”). On December 21, 2010, the acquisition of ACL by Platinum (the “Acquisition”, in all instances of usage, See Note 14 for further information) was consummated. The Acquisition was accomplished through the merger of Finn Merger Corporation (“Finn Merger”), a Delaware corporation and a wholly owned subsidiary of ACL I, a Delaware corporation, with and into ACL. The assets of ACL consist principally of its ownership of all of the stock of CBL. In connection with the Acquisition the purchase price has been allocated in these statements as of the Acquisition date and results of operations for the year ended December 31, 2011 and the 10 period ending on December 31, 2010 have been separately stated herein. All amounts in these financial statements designated “CBL Predecessor” refer to periods prior to the Acquisition and all amounts designated “CBL Successor” refer to periods after the Acquisition.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the results of operations, cash flows and financial position of CBL and its majority-owned subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated. Net amounts receivable from ACL, ACL I and Finn are reflected on the statement of financial position in accounts receivable affiliates.

Investments in companies that are not majority-owned are accounted for under the equity method or at cost, depending on the extent of control during the period presented.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include amounts recorded as reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical and prescription drug claims, insurance claims and related insurance receivables, deferred tax liabilities, assets held for sale, environmental liabilities, valuation allowances related to deferred tax assets, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, estimated future cash flows of its reporting entities, recoverability of acquisition goodwill and depreciable lives of long-lived assets.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short term investments with a maturity of less than three months when purchased. CBL has, from time to time, cash in banks in excess of federally insured limits.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following.

	December 31,	December 31,
	2011	2010
Accounts Receivable	88,375	$83,518
Allowance for Doubtful Accounts	(1,007)	—

	$87,368	$83,518

CBL maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. At the Acquisition date, accounts receivable were recorded at estimated fair value which resulted in a reserve amount of zero at December 31, 2010. Trade receivables less allowances reflect the net realizable value of the receivables, and approximate fair value. The Company generally does not require collateral or other security to support trade receivables subject to credit risk. To reduce credit risk, the Company performs credit investigations prior to establishing customer credit limits and reviews customer credit profiles on an ongoing basis. An allowance against the trade receivables is established based either on the Company’s specific knowledge of a customer’s financial condition or a percentage of past due accounts. Accounts are charged to the allowance when management determines that the accounts are unlikely to be collected. Recoveries of trade receivables previously reserved in the allowance are added back to the allowance when recovered. Net provisions (recoveries) for doubtful accounts totaled ($114), $1,351 and $4,427 in the periods ended December 31, 2011, 2010 and 2009, respectively.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INVENTORY

Inventory is carried at the lower of cost (based on a weighted average cost method) or market and consists of the following:

	December 31,	December 31,
	2011	2010
Raw Materials	$26,865	$19,255
Work in Process	8,232	5,844
Parts and Supplies (1)	27,386	25,735

	$62,483	$50,834

(1)	Net of reserves for obsolete and slow moving inventories of $622 and $662 at December 31, 2011 and 2010, respectively.

At the Acquisition date our fuel and steel inventories were written up to fair value. Fuel increased $0.16 per gallon for a total write-up of $853 which was absorbed in earnings as the fuel inventory was used. At the Acquisition date steel costs increased our work in process and raw materials inventories by $842 and $2,353 respectively. These higher costs were absorbed as the steel was used in barge construction.

PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets include estimated claims receivable from insurance carriers of $9,636 at December 31, 2011 and $10,193 at December 31, 2010 and fuel hedge receivables of $2,919 at December 31, 2010. The remainder of current assets primarily relate to prepaid rent, insurance and other contracts.

ASSETS AND ASSET CAPITALIZATION POLICIES

Asset capitalization policies have been established by management to conform to U.S. generally accepted accounting principles. All expenditures for property, buildings or equipment with economic lives greater than one year are recorded as assets and amortized over the estimated economic useful life of the individual asset. Generally, individual expenditures less than one thousand dollars are not capitalized. An exception is made for program expenditures, such as personal computers, that involve multiple individual expenditures with economic lives greater than one year. The costs of purchasing or developing software are capitalized and amortized over the estimated economic life of the software.

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

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

There were no losses on assets held for sale in 2011. Losses (gains) on assets held for sale of $(4) and $3,214 were recorded in 2010 and 2009. These amounts are included in cost of sales  —  transportation and services in the consolidated statement of operations. See Note 14.

The recoverability of indefinite-lived intangible assets (e.g., goodwill) is evaluated annually or more frequently if impairment indicators exist, on a reporting unit basis by comparing the estimated fair value to its carrying value.

There were no impairment losses related to goodwill or intangible assets in 2011 or 2010. Goodwill and intangible asset impairment losses of $4,400 were recorded in 2009. The full amount of this charge was recorded in discontinued operations in the consolidated statement of operations as it related, in full to Summit, sold in 2009, and EBDG, sold in 2011. See Note 13.

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

PROPERTIES, DEPRECIATION AND AMORTIZATION

At the Acquisition date the long-lived assets of the Company were revalued at estimated fair value which was higher than CBL Predecessor book values. Depreciation expense was $106,537 for the year ended December 31, 2011. Depreciation expense was $42,901 for the period from January 1, 2010 to December 21, 2010 and $2,879 for the 10 day period ended December 31, 2010. Depreciation expense was $50,723 for the year ended December 31, 2009.

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

Properties consist of the following:

	December 31,	December 31,
	2011	2010
Land	$19,641	$20,002
Buildings and Improvements	56,738	55,058
Equipment	962,118	907,091

	1,038,497	982,151
Less Accumulated Depreciation	102,921	2,496

	$935,576	$979,655

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INTANGIBLE ASSETS

Intangible assets are included in other assets in the consolidated balance sheets and consist of the following.

	December 31,	Purchase		December 31,
	2010	Accounting	Amortization	2011
Customer Backlog — Jeffboat	$194	$—	$194	$—
Tradenames — Jeffboat	4,181	—	215	3,966
Favorable Leases — ACLLC	25,573	—	6,841	18,732

Total Intangibles other than Goodwill	$29,948	$—	$7,250	$22,698

Goodwill — Purchase Accounting	20,470	(2,778)	—	17,692

Total Intangibles and Goodwill	$50,418	$(2,778)	$7,250	$40,390

Future intangible amortization expense is estimated to be as follows:

2012	$5,927
2013	5,566
2014	4,897
2015	2,738
2016	490

CBL also has capitalized software of $8,358 at December 31, 2011 and $7,430 at December 31, 2010 which is included in Other Assets. Software amortization expense was $2,072, $2,282 and $2,281 for the fiscal years 2011, 2010 and 2009, respectively. (CBL Successor software amortization expense was $67 for the 10 day period ended December 31, 2010 and CBL Successor an other intangible amortization credit of $86 in the 10 day period ended December 31, 2010 ).

INVESTMENTS IN EQUITY INVESTEES

The Investment in Equity Investees balance at December 31, 2011, consists of small individual equity investments in four domestic ventures: BargeLink LLC, Bolivar Terminal LLC, TTBarge Services Mile 237 LLC and MarineNet LLC. The Company holds 50% or less of the equity interest in each investee and does not exercise control over any entity. Earnings related to CBL’s equity method investees in aggregate were $608, $480 and $982 for fiscal years 2011, 2010 and 2009, respectively. Dividends received related to CBL’s equity method investees in aggregate were $263, $428 and $455 for fiscal years for fiscal years 2011, 2010 and 2009, respectively. CBL Successor earnings were $19 in the 10 day period ended December 31, 2010. These earnings are included in other income in the consolidated statements of operations. As of the Acquisition these investments were recorded at their respective fair values. See Note 14. The difference between the fair value and our interest in the underlying net assets are being amortized over a period of five years from the date of the Acquisition.

DEBT COST AMORTIZATION

CBL amortizes debt issuance costs and fees over the term of the debt on the effective interest method. Amortization of debt issuance costs was $3,071, $12,794 and $24,265 for the fiscal years 2011, 2010 and 2009, respectively, and is included in interest expense (as to scheduled amortization) and debt retirement expenses (as to write-offs) in the consolidated statement of operations. Amortization of debt issuance cost for 2011, 2010 and 2009 includes $0, $8,701 and $17,659, respectively, from the early retirement of debt (see Note 2). CBL Successor amortization of debt issuance cost was $82 and there were no debt retirement costs were incurred in the 10 day period ended December 31, 2011. At the Acquisition the unamortized debt cost related to the issuance

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Notes of $4,830 were eliminated in the purchase price accounting. Unamortized debt issuance cost of $12,422 relates to the Company’s Credit Facility (see Note 2) and is recorded in other assets in the consolidated balance sheet at December 31, 2011.

DEBT PREMIUM/DISCOUNT

On July 7, 2009, CBL issued $200,000 of senior notes (the “Notes”). At the Acquisition date these Notes were recorded at their fair value at that date. See Note 14. In periods prior to the Acquisition, the difference between the stated principal amount of the Notes and the fair value at inception (discount) was amortized using the interest method over the life of the Notes. The amortization of the discount was $1,150 and $539 in fiscal years 2010 and 2009, respectively and is included in interest expense in the consolidated statements of operations. Subsequent to the Acquisition the unamortized original issue discount of $7,948 was written off as part of the purchase price allocation. The unamortized discount of $9,099 at December 31, 2009 is shown as a discount from the face amount of the Notes at that date. Also at the Acquisition date the Notes were revalued to fair value representing a premium of $35,000 at that date, which is being amortized as a reduction of interest expense over the remaining life of the Notes on the effective interest method. Amortization of the premium in 2011 was $5,695 and in the 10 day period ended December 31, 2010 was $158.

DERIVATIVE INSTRUMENTS

Derivative instruments are recorded on the consolidated balance sheet at fair value. Though there were no derivatives not designated as hedges at any balance sheet date they would, if existent, be adjusted through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities, or firm commitments through income, or are recorded in Other Comprehensive Income until the hedged item is recorded in income. Any portion of a change in a derivative’s fair value that is considered to be ineffective or is excluded from the measurement of effectiveness is recorded immediately in income. The fair value of financial instruments is generally determined based on quoted market prices.

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

The recognition of revenue due to shortfalls on take or pay contracts occurs at the end of each declaration period when the amount expected to be billed and collected can be estimated. A declaration period is defined as the time period in which the contract volume obligation was to be met. If the volume was not met during that time period, then the amount of billable revenue resulting from the failure to perform will be calculated and recognized as it is billed.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ASU Number 2011-5 was issued in June 2011, amending Topic 220 — Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by CBL will change our existing presentation, but will not impact the components of other comprehensive income. The ASU is effective for fiscal periods beginning after December 15, 2011. ASU Number 2011-12 subsequently modified the effective date of certain provisions of the ASU concerning whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, reverting to earlier guidance until the Board completes its deliberations on the requested changes. The ASU, as modified, is effective for fiscal periods beginning after December 15, 2011.

ASU Number 2011-8 was issued in September 2011, amending Topic 350 Intangibles — Goodwill and Other. The ASU allows entities to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, whereas previous guidance required as the first step in an at least annual evaluation a computation of the fair value of a reporting entity. The Company has not yet determined if it will adopt this standard in 2012. The ASU is effective for fiscal periods beginning after December 15, 2011.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 2.    DEBT

	December 31, 2011	December 31, 2010
Credit Facility	$155,078	$150,310
2017 Senior Notes	200,000	200,000
Plus Purchase Premium	29,147	34,842

	384,225	385,152
Less Current Portion of Long Term Debt	—	—

Long Term Debt	$384,225	$385,152

Concurrent with the Acquisition, on December 21, 2010, ACL, CBL, ACL LLC, ACLTS and Jeffboat (the “Borrowers”) entered into a new senior secured asset-based revolving credit facility (“Credit Facility”) which provides for borrowing capacity of up to an aggregate principal amount of $475,000 with a final maturity date of December 21, 2015. Proceeds of the Credit Facility are available for use by the Borrowers and, subject to certain limitations, their subsidiaries for working capital and general corporate purposes. At the Acquisition, proceeds of the Credit Facility were used, in part, to fund the liquidation of ACL’s previous facility and certain expenses associated with the Acquisition.

The Borrowers may also use the Credit Facility to issue letters of credit up to a total of $50,000. Availability under the Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Company’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Credit Facility agreement. The Borrowers are currently prohibited from incurring more than $390,000 of indebtedness under the Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the Notes (defined below) are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the Notes is replaced or amended or otherwise modified in a manner such that additional borrowings would be permitted. At the Borrowers’ option, the Credit Facility may be increased by $75,000, subject to certain requirements set forth in the credit agreement.

In accordance with the credit agreement, the Borrowers’ obligations under the Credit Facility are secured by, among other things, a lien on substantially all of their tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property) and a pledge of the capital stock of each of ACL’s wholly owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.

On July 7, 2009, CBL issued $200,000 aggregate principal amount of senior secured second lien 12.5 % notes due July 15, 2017 (the “Notes”). The issue price was 95.181% of the principal amount of the Notes. The Notes are guaranteed by ACL and by all material existing and future domestic subsidiaries of CBL. At the Acquisition date the fair value of the Notes was $35,000 higher than the face amount. This amount is being amortized to interest expense using the effective interest method over the remaining life of the Notes.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility has no financial covenants unless borrowing availability is generally less than a certain defined level set forth in the credit agreement. Availability at December 31, 2011, exceeds the specified level by approximately $184,186. Should the springing covenants be triggered, the leverage calculation would include only first lien senior debt, excluding debt under the Notes. The Notes and Credit Facility also provide flexibility to execute sale leasebacks, sell assets and issue additional debt to raise additional funds. In addition, the Credit Facility places no direct restrictions on capital spending, but, subject to certain exceptions for redeemable capital interests, management benefit plans and stock dividends, as well as a $20,000 allowance for such payments, does limit the payment of cash dividends to a level equal to half of cumulative consolidated net income since July 1, 2009 plus the aggregate amount of any new capital contributions or equity offering proceeds. Outstanding redeemable capital interests and management benefit plans totaled less than $1,500 at December 31, 2011, and, since July 1, 2009, there has been no available cumulative consolidated net income through December 31, 2011. No new capital contributions or equity offerings were made in fiscal 2011.

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

In the third quarter of 2009, the Company wrote-off $17,659 representing the unamortized balance of debt issuance costs related to a prior revolving credit facility and in the partial year ended December 21, 2010 the Company wrote off $8,701 representing the unamortized balance of debt issuance costs related to its immediately then-existing July 2009 credit agreement which was replaced by the Credit Facility.

During all periods presented the Company has been in compliance with the respective covenants contained in the Credit Facility.

The principal payments of long-term debt outstanding as of December 31, 2011, over the next five years and thereafter are as follows.

2012	$—
2013	—
2014	—
2015	155,078
2016	—
Thereafter	200,000

355,078
Unamortized debt premium	29,147

$384,225

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.     INCOME TAXES

CBL’s operating entities are primarily single member limited liability companies that are owned by a corporate parent, and are subject to U.S. federal and state income taxes on a combined basis. Currently, tax years 2007 to 2010 have not been examined by tax authorities.

The components of income tax expense, exclusive of income tax expense associated with discontinued operations, follow.

	CBL Successor		CBL Predecessor
	2011	2010	2009
Income taxes currently payable (receivable)
Federal	$19	$(15,104)	$(4,269)
State	—	(811)	181

	19	(15,915)	(4,088)

Deferred income tax (benefit) expense
Federal	(9,867)	20,106	2,473
State	(762)	1,977	468

	(10,629)	22,083	2,941

Total income taxes (benefit)	$(10,610)	$6,168	$(1,147)

Income tax (benefit) attributable to other comprehensive income (loss):	$(15,250)	$(1,517)	$11,928

During 2011, 2010 and 2009, the amount of interest and penalties was insignificant. Interest and penalties are recognized in the consolidated financial statements as components of the provision for income taxes.

The Company had no uncertain tax positions at December 31, 2011, 2010 or 2009.

Income tax computed at federal statutory rates reconciled to income tax expense exclusive of income tax expense associated with discontinued operations as follows.

	CBL Successor		CBL Predecessor
		December 22 to	January 1 to
	2011	December 31, 2010	December 21, 2010	2009
Tax (benefit) at federal statutory rate	$(8,852)	$(2,103)	$3,146	$(1,112)
State income taxes (benefit), net	(595)	41	(188)	15
Other:
Acquisition costs	—	2,690	1,104	—
Other miscellaneous items	(1,163)	—	1,478	(50)

Total income tax (benefit) expense	$(10,610)	$628	$5,540	$(1,147)

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes included on the balance sheet are as follows.

	December 31,	December 31,
	2011	2010
DEFERRED TAX ASSETS:
Reserve for bad debts	$1,641	$1,940
Inventory adjustments	233	365
Employee benefits and compensation	4,363	7,550
Other accruals	56	(131)
Warranty accruals	97	348

CURRENT DEFERRED TAX ASSET	$6,390	$10,072

Net operating loss carryforward (expires in 2031)	$28,152	$12,289
Accrued claims	1,138	720
Accrued pension — ACL plan long-term	23,976	11,793
Deferred gains	—	1,413
Unfavorable contract	17,362	21,440
Accrued post-retirement medical	1,328	1,366
Stock compensation	326	723
Debt and interest differences	15,303	16,242
Sale of Summit	125	125
Charitable contribution carryforward	126	122
AMT credit	1,619	1,594

TOTAL DEFERRED TAX ASSETS	$95,845	$77,899

DEFERRED TAX LIABILITIES
Domestic property	(256,485)	(262,600)
Equity investments	(97)	(223)
Long term leases	(1,210)	(1,245)
Prepaid insurance	(1,468)	(287)
Software	(1,177)	(1,167)
Gain on fuel futures	379	(1,094)
Goodwill	533	(72)
Favorable leases, intangibles and other	(8,532)	(9,790)

TOTAL DEFERRED TAX LIABILITIES	$(268,057)	$(276,478)

NET DEFERRED TAX LIABILITY	$(172,212)	$(198,579)

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

A summary of the pension and post-retirement plan components follows.

	Pension Plan
	December 31, 2011	December 31, 2010
Accumulated Benefit Obligation, End of Year	$219,662	$185,552

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation, beginning of period	$189,692	$171,002
Service cost	4,478	4,487
Interest cost	10,453	10,424
Actuarial loss	29,691	11,399
Benefits paid	(8,638)	(7,620)

Projected benefit obligation, end of period	$225,676	$189,692

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$158,220	$144,837
Actual return on plan assets	3,274	21,002
Company contributions	8,831	—
Benefits paid	(8,638)	(7,619)

Fair value of plan assets, end of period	$161,687	$158,220

Funded status	$(63,989)	$(31,472)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(63,989)	(31,472)

Net amounts recognized	$(63,989)	$(31,472)

AMOUNTS RECOGNIZED IN CONSOLIDATED OTHER COMPREHENSIVE INCOME:
Net actuarial loss	$39,419	$—

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Post-Retirement Plan
	December 31, 2011	December 31, 2010
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of period	$4,122	$5,931
Service cost	10	12
Interest cost	221	278
Plan participants’ contributions	268	337
Actuarial gain	(103)	(1,996)
Benefits paid	(505)	(440)

Benefit obligation, end of period	$4,013	$4,122

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period	$—	$—
Employer contributions	237	103
Plan participants’ contributions	268	337
Benefits paid	(505)	(440)

Fair value of plan assets, end of period	$—	$—

FUNDED STATUS:
Funded status	$(4,013)	$(4,122)

AMOUNTS RECOGNZED IN THE CONSOLIDATED BALANCE SHEETS:
Noncurrent assets	$—	$—
Current liabilities	(470)	(476)
Noncurrent liabilities	(3,543)	(3,646)

Net amounts recognized	$(4,013)	$(4,122)

AMOUNTS RECOGNIZED IN CONSOLIDATED OTHER COMPREHENSIVE INCOME:
Net actuarial gain	$(103)	$—

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2011	2010	2009
Pension:
Service cost	$4,478	$4,487	$5,366
Interest cost	10,453	10,424	9,945
Expected return on plan assets	(13,003)	(12,519)	(12,381)
Amortization of prior service cost	—	56	56

Net periodic benefit cost	$1,928	$2,448	$2,986

Acquisition accounting adjustment	$—	$(10,454)	$—
Net (gain) loss	$40,027	$2,915	$(11,698)
Prior service cost	—	(10,095)	—
Recognized prior service cost	—	(415)	(56)

Total recognized in other comprehensive income (before tax effects)	$40,027	$(7,595)	$(11,754)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$41,955	$(5,147)	$(8,768)

Amounts expected to be recognized in net periodic cost in the coming year:
Prior service cost recognition	$—	$—	$56
Post-retirement:
Service cost	$10	$12	$22
Interest cost	221	278	414
Amortization of net actuarial gain	—	(1,325)	(735)
Adjustment for prior benefit payment overstatement	—	—	109

Net periodic benefit cost	$231	$(1,035)	$(190)

Acquisition accounting adjustment	$—	$5,324	$—
Net gain	$(103)	$(1,996)	$(2,756)
Recognized prior service cost	—	6,649	735

Total recognized in other comprehensive income (before tax effects)	$(103)	$4,653	$(2,021)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$128	$3,618	$(2,211)

Amounts expected to be recognized in net periodic cost in the coming year:
Gain recognition	$—	$—	$(1,041)

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to the Acquisition the amounts that had previously been recorded in other comprehensive income until their recognition were part of the fair value recognition in the push-down of the purchase price allocation.

Weighted-average assumptions

	2011	2010
Pension:
Discount rate — benefit cost	5.705%	6.175%
Discount rate — benefit obligation	4.770%	5.705%
Expected return on plan assets	8.25%	8.25%
Rate of compensation increase	4% for 2011	3.00%
	3% thereafter

The following table presents the fair value of plan assets by asset category and fair value hierarchy level. Near the end of 2011, the Company changed the trustee of the pension assets. The investments included in the portfolio also changed as indicated in the table below and included certain Level 2 and Level 3 assets. Due to the timing of the change, the fair value at December 31, 2011 was their acquisition cost. As these assets change in value, or move between hierarchy levels additional disclosures will be included in the Company’s consolidated financial statements.

Changes in Level 3 Fair Value Measurements

Balance at January 1, 2011	$—
Purchases	15,902
Changes in fair value	—

Balance at December 31, 2011	$15,902

Fair Value of Plan Assets by Asset Category at December 31, 2011

	Total Fair Value	Level 1	Level 2	Level 3
Equity Securities: Foreign Large Cap Growth	$10,751	$216	$10,535	$—
Equity Securities: Natural Resources	15,351	15,351	—	—
Equity Securities: Large Cap Blend	46,933	20,639	26,294	—
Equity Securities: Global All Cap	11,461	11,461	—	—
Equity Securities: Emerging Markets	10,966	10,966	—	—
Equity Securities: Closely Held Common Stock	14,850	—	—	14,850
Debt Securities: Emerging Markets	14,612	14,612	—	—
Debt Securities: Multi-Sector Bond	14,753	14,753	—	—
Debt Securities: Other	14,400	—	14,400	—
Other Assets: Opportunity Collective Fund	1,052	—	—	1,052
Cash Equivalents	6,558	6,558	—	—

	$161,687	$94,556	$51,229	$15,902

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Plan Assets by Asset Category at December 31, 2010

	Total Fair Value	Level 1	Level 2	Level 3
Equity securities — small/mid cap fund	$11,082	$11,082	$—	$—
Equity securities — world fund	15,477	15,477	—	—
Equity securities — S&P 500 index fund	42,793	42,793	—	—
Debt securities — high yield bond fund	12,468	12,468	—	—
Debt securities — long duration bond fund	30,912	30,912	—	—
Debt securities — core fixed income fund	29,050	29,050	—	—
Debt securities — emerging markets debt fund	5,925	5,925	—	—
Other assets — opportunity collective fund	10,513	—	10,513	—

Total	$158,220	$147,707	$10,513	$—

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

	2011	2010
Post-retirement:
Discount rate — benefit cost	5.705%	6.175%
Discount rate — benefit obligation	4.77%	5.705%

The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 10.0% for the current year, decreasing gradually to a 5.0% trend rate by 2017 and remaining at that level thereafter. A 1% decrease in the discount rate would have increased the net periodic benefit cost for 2011 by $0 and increased the year-end accumulated postretirement benefit obligation by $300.

Investment Policies and Strategies

CBL employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small, mid and large capitalizations. During normal market environments target allocations are maintained through monthly rebalancing procedures but may be altered due to existing market conditions or opportunities. Derivatives may be used to gain market exposure in an efficient and timely manner. To the extent that the non-derivative component of a portfolio is exposed to clearly defined risks, and derivative contracts exist which can be used to reduce those risks, the investment managers are permitted to use such derivatives for hedging purposes. For example, derivatives can be used to extend the duration of the portfolio via interest rate swaps. Investment risk is measured and monitored on an ongoing basis through daily, monthly and annual asset/liability analysis, periodic asset/liability studies and timely investment portfolio reviews. The Company’s trustee currently seeks to keep the portfolio’s allocations by asset category approximately as follows: 36% domestic equity, 27% debt instruments, 14% foreign equity, 10% natural resources 9% private equity and 4% cash equivalents.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contributions and Payments

The post-retirement benefit plan is unfunded. CBL expects to pay approximately $481 in medical benefits under the plan in 2012, net of retiree contributions. The pension plan is funded and held in trust. CBL expects to contribute $11,100 to the pension plan in 2012. The expected payments to plan participants are as follows:

	Pension Plan	Post-Retirement Medical Plan
2012	8,039	481
2013	8,810	488
2014	9,763	479
2015	10,541	443
2016	11,194	408
Next 5 years	65,048	1,364

CBL also sponsors a contributory defined contribution plan (“401k”) covering eligible employee groups. Contributions to such plans are based upon a percentage of employee contributions and were $3,798, $3,506 and $3,924 in 2011, 2010 and 2009, respectively, representing a match of up to 4% of the employee’s contribution. (CBL Successor expense $80.)

Certain employees are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit pension plan. Additional information regarding this multi-employer defined benefit pension plan is contained in the following table.

		2011	2010		2009
Legal name of the plan	United Mine Workers of America 1974 Pension Plan
Employer identification number of the plan	52-1050282
Plan number	002
Zone status of the plan	Seriously Endangered
Company contributions to the plan		$234	$253	(1)	$291
More than 5% of plan total contributions	No
Funding improvement plan implemented or pending	Yes
Expiration date of collective bargaining arrangement, requiring contributions	December 31, 2013
Minimum contributions required	$5.50 per labor hour

(1)	CBL Successor expense of $7 included in this total

NOTE 5.    LEASE OBLIGATIONS

CBL leases operating equipment, buildings and data processing hardware under various operating leases and charter agreements, which expire from 2012 to 2075 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was $28,692, $21,619 and $23,518 for fiscal years 2011, 2010 and 2009, respectively. (CBL Successor expense $612.)

At December 31, 2011, obligations under CBL’s operating leases with initial or remaining non-cancellable lease terms longer than one year and capital leases were as follows.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

						2017
	2012	2013	2014	2015	2016	and after
Operating Lease Obligations	$20,633	$15,928	$13,873	$10,704	$7,898	$45,427

CBL incurred interest expense related to capital leases of $0, $22 and $65 for fiscal years 2011, 2010 and 2009, respectively. (No CBL Successor expense.)

NOTE 6.    RELATED PARTY TRANSACTIONS

There were no related party freight revenues in the three year period ended December 31, 2011 and there were no related party receivables included in accounts receivable on the consolidated balance sheets at December 31, 2011 or 2010 except contained in the caption Accounts Receivable Related Party, related to the receivable from Finn related to the Acquisition and certain subsequent payments associated with the wind-down of the pre-Acquisition share-based compensation plan. $14,284 of the receivable amount at December 31, 2011 related to a portion of the funding of the Acquisition purchase price represented the intrinsic value of the share-based compensation for certain non-executive level employees. Per the share-based compensation plan, which was assumed by Finn (See Note 12), on a change of control, as defined in the American Commercial Lines 2008 Omnibus Incentive Plan, outstanding awards either vested and paid or had to be rolled over to equity of the acquirer. The payout of the non-executive level employees was paid with proceeds of an advance on the Company’s Credit Facility. The amount of the advance is shown as a receivable from Finn.

On February 15, 2011 the Company’s indirect parent, ACL I, completed a private placement of $250,000 in aggregate principal amount of 10.625%/11.375% Senior Payment in Kind (“PIK”) Toggle Notes due 2016 (the “PIK Notes”). Interest on the PIK Notes will accrue at a rate of 10.625% with respect to interest paid in cash and a rate of 11.375% with respect to interest paid by issuing additional Notes. Selection of the interest payment method is solely a decision of ACL I. The net of original issue discount proceeds of the PIK Notes offering were used primarily to pay a special dividend to the Company’s stockholder to redeem equity advanced in connection with the acquisition of the Company by an affiliate of Platinum Equity, LLC and to pay certain costs and expenses related to the PIK Notes offering. These notes are unsecured and not guaranteed by the Company.

During 2011 the Company paid a management fee of $5,000 to Platinum.

NOTE 7.    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The carrying amounts and fair values of CBL’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Fuel Hedge Swap (Payables) Receivables	$(1,012)	$(1,012)	$2,919	$2,919
Liabilities:
Credit Facility	155,078	155,078	150,310	150,310
Notes	229,147	219,000	234,842	235,000

The fuel hedge swaps are valued at quoted market rates for identical instruments, or Level 1 inputs as to fair value. The carrying value of the revolving credit facility bears interest at floating rates and therefore approximates its fair value. The Notes were recorded at fair value in purchase price accounting based on quoted market rates at December 21, 2010 which has been amortized on the effective interest rate as a reduction of interest expense in the amount of $5,695 in the year ended December 31, 2011 and $158 in the 10 day period

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2010, respectively. Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short term maturity of these instruments.

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short term maturity of these instruments.

Fuel Price Risk Management

The Company has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time The Company has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. For several years the Company has been entering into fuel price swaps with commercial banks. The number of gallons settled and related net gains, as well as additional gallons hedged and unrealized changes in market value are contained in the following table by quarter for the year ended December 31, 2011. As hedged fuel is used, any gains or losses incurred are recorded as a decrease or increase to fuel expense, a component of cost of sales.

The fair value of unsettled fuel price swaps is listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges. To the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the hedged fuel is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Other comprehensive loss at December 31, 2011 of ($652) and other comprehensive income at December 31, 2010 of $104 consisted of gains (losses) on fuel hedging, net of the related tax provisions (benefits) of ($380) and $62, respectively. Hedge ineffectiveness is recorded in income as a component of fuel expense as incurred.

The carrying amount and fair values of CBL’s financial instruments, which are recorded in Accrued Liabilities, are as follows.

Description	12/31/2011	Fair Value of Measurements at Reporting Date Using Markets for Identical Assets (Level 1)
Fuel Price Swaps	($1,012)	($1,012)

At December 31, 2011, the increase in the fair value of the financial instruments is recorded as a net payable of $1,012 in the consolidated balance sheet and as a net of tax deferred gain in other comprehensive income in the consolidated balance sheet. Hedge ineffectiveness resulted in a decrease to fuel expense of $19 in the fourth quarter 2011 and for the year 2011. The fair value of the fuel price swaps is based on quoted market prices for identical instruments, or Level 1 inputs as to fair value. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Dollars
Fuel Price Swaps at December 31, 2010	7,638	$2,919
1st Quarter 2011 Fuel Hedge Expense	(5,501)	(2,055)
1st Quarter 2011 Changes	24,900	13,181
2nd Quarter 2011 Fuel Hedge Expense	(7,813)	(4,158)
2nd Quarter 2011 Changes	9,501	(3,524)
3rd Quarter 2011 Fuel Hedge Expense	(6,812)	(2,708)
3rd Quarter 2011 Changes	—	(5,487)
4th Quarter 2011 Fuel Hedge Expense	(6,512)	(2,035)
4th Quarter 2010 Changes	3,999	2,855

Fuel Price Swaps at December 31, 2011	19,400	$(1,012)

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

Stockholder Litigation

On October 22, 2010, a putative class action lawsuit was commenced against ACL, ACL’s directors, Platinum Equity, LLC, Parent and Merger Sub in the Court of Chancery of the State of Delaware. The lawsuit was captioned Leonard Becker v. American Commercial Lines Inc. et al, Civil Action No. 5919-VCL. On November 9, 2010, a second putative class action lawsuit was commenced against ACL, ACL’s directors, Platinum Equity, LLC, Parent and Merger Sub in the Superior/Circuit Court for Clark County in the State of Indiana. The lawsuit was captioned Michael Eakman v. American Commercial Lines Inc., et al., Case No. 1002-1011-CT-1344. In both actions, plaintiffs alleged generally that the directors breached their fiduciary duties in connection with the acquisition of ACL by Platinum (the “Acquisition”), among other things, carrying out a process that they alleged did not ensure adequate and fair consideration to the stockholders. They also alleged that various disclosures concerning the Acquisition included in the Definitive Proxy Statement were inadequate. They further alleged that Platinum Equity, LLC aided and abetted the alleged breaches of duties. Plaintiffs purported to bring the lawsuits on behalf of the public stockholders of ACL and sought equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and attorneys’ fees and costs, among other relief. ACL entered into a Stipulation and Agreement of Compromise and Settlement, dated as of June 18, 2011, which sets forth the terms and conditions of the settlement of the Delaware and Indiana actions, including the dismissal with prejudice and on the merits of all claims against all of the defendants in both the Delaware and Indiana actions in consideration for the supplementation of the Definitive Proxy Statement and payment of $200 of plaintiffs’ attorney fees. The Settlement was approved by the Court and the actions have been dismissed

Shareholder Appraisal Action

On April 12, 2011, IQ Holdings, Inc. filed a Verified Petition for Appraisal of Stock against ACL in the Court of Chancery in the State of Delaware. Among other things, the appraisal petition seeks a judicial determination of the fair value of its 250,000 shares of common stock pursuant to 8 Del. C. § 262, and order by the Delaware Court directing ACL to pay the petitioner fair value for any shares entitled to statutory appraisal, together with interest from the effective date of the Acquisition, taxes, attorney’s fees, and costs. Discovery is ongoing. While it is not possible at this time to determine the potential outcome of this action, we do not believe the action will result in a payment by ACL that would materially affect our financial condition, operations or cash flows.

Environmental Litigation

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

Collision Incident, Mile Marker 97 of the Mississippi River

ACL and ACL LLC, an indirect wholly owned subsidiary of ACL, have been named as defendants in the following putative class action lawsuits, filed in the United States District Court for the Eastern District of Louisiana (collectively the “Class Action Lawsuits”): Austin Sicard et al on behalf of themselves and others

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4012, filed on July 24, 2008; Stephen Marshall Gabarick and Bernard Attridge, on behalf of themselves and others similarly situated vs. Laurin Maritime (America) Inc., Whitefin Shipping Co. Limited, D.R.D. Towing Company, LLC, American Commercial Lines, Inc. and the New Orleans-Baton Rouge Steamship Pilots Association, Case No. 08-4007, filed on July 24, 2008; and Alvin McBride, on behalf of himself and all others similarly situated v. Laurin Maritime (America) Inc.; Whitefin Shipping Co. Ltd.; D.R.D. Towing Co. LLC; American Commercial Lines Inc.; The New Orleans-Baton Rouge Steamship Pilots Association, Case No. 09-cv-04494 B, filed on July 24, 2009. The McBride v. Laurin Maritime, et al. action has been dismissed with prejudice because it was not filed prior to the deadline set by the Court. The claims in the Class Action Lawsuits stem from the incident on July 23, 2008, involving one of ACL LLC’s tank barges that was being towed by DRD Towing Company L.L.C. (“DRD”), an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. The tank barge was damaged in the collision and partially sunk. There was no damage to the towboat. The Tintomara incurred minor damage. The Class Action Lawsuits include various allegations of adverse health and psychological damages, disruption of business operations, destruction and loss of use of natural resources, and seek unspecified economic, compensatory and punitive damages for claims of negligence, trespass and nuisance. The Class Action Lawsuits were stayed pending the outcome of the two actions filed in the United States District Court for the Eastern District of Louisiana seeking exoneration from, or limitation of, liability related to the incident as discussed in more detail below. All claims in the class actions have been settled with payment to be made from funds on deposit with the court in the IINA and IINA and Houston Casualty Company interpleader, mentioned below. IINA is DRD’s primary insurer and IINA and Houston Casualty Company are DRD’s excess insurers. The settlement has final approval from the court. Settlement funds were provided to claimants’ counsel and we expect final dismissal of all lawsuits against all parties will be entered, including the Company, with prejudice once all the releases are signed. Claims under the OPA 90 were dismissed without prejudice. There is a separate administrative process for making a claim under OPA 90 that must be followed prior to litigation. We are processing OPA 90 claims properly presented, documented and recoverable. We have also received numerous claims for personal injury, property damage and various economic damages loss related to the oil spill, including notification by the National Pollution Funds Center of claims it has received. Additional lawsuits may be filed and claims submitted, however OPA 90 has a three year prescriptive period and any new claim filed after three years would be subject to dismissal. We are in early discussions with the Natural Resource Damage Assessment Group, consisting of various State and Federal agencies, regarding the scope of environmental damage that may have been caused by the incident. Recently Buras Marina filed suit in the Eastern District of Louisiana in Case No. 09-4464 against the Company seeking payment for “rental cost” of its marina for cleanup operations. ACL and ACL LLC have also been named as defendants in the following interpleader action brought by DRD’s primary insurer IINA seeking court approval as to the disbursement of the funds: Indemnity Insurance Company of North America v. DRD Towing Company, LLC; DRD Towing Group, LLC; American Commercial Lines, LLC; American Commercial Lines, Inc.; Waits Emmet & Popp, LLC, Daigle, Fisse & Kessenich; Stephen Marshall Gabarick; Bernard Attridge; Austin Sicard; Lamont L. Murphy, individually and on behalf of Murphy Dredging; Deep Delta Distributors, Inc.; David Cvitanovich; Kelly Clark; Timothy Clark, individually and on behalf of Taylor Clark, Bradley Barrosse; Tricia Barrosse; Lynn M. Alfonso, Sr.; George C. McGee; Sherral Irvin; Jefferson Magee; and Acy J. Cooper, Jr., United States District Court, Eastern District of Louisiana, Civil Action 08-4156, Section “I-5,” filed on August 11, 2008. DRD’s excess insurers, IINA and Houston Casualty Company intervened into this action and deposited $9,000 into the Court’s registry. ACL LLC has filed two actions in the United States District Court for the Eastern District of Louisiana seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in Rule F of the Supplemental Rules for Certain Admiralty and Maritime Claims and in 46 U.S.C. sections 30501, 30505 and 30511. Tintomara interests and DRD also filed limitation actions. ACL

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mad a claim for its damages against Tintomara interests and DRD in their respective limitation actions. We have also filed a declaratory judgment action against DRD seeking to have the contracts between them declared “void ab initio”. This action has been consolidated with the limitation actions and stayed pending the outcome of the limitation actions. A trial on the ACL, Tintomara interests and DRD limitation actions has been concluded and we are awaiting the judge’s decision on liability of the parties and apportionment of ACL and Tintomara’s damages. On August 22, 2011 an action was filed in the U.S. District Court for the Eastern District of Louisiana captioned United States of America v. American Commercial Lines LLC and D.R.D. Towing, LLC, Civil Action No. 2:11-cv-2076. The action seeks damages of approximately $25 million, including certain repayment to the Oil Spill Liability Trust Fund for sums it paid related to the cleanup of the oil spill and to certain claimants for damages cognizable under OPA 90, a civil penalty under the Clean Water Act in an amount to be determined at trial as well as a claim for natural resources damages. On July 25, 2011 an action was filed in the 25th Judicial District for the Parish of Plaquemines State of Louisiana captioned Chuc Nguyen, et al. v. American Commercial Lines, Inc. and its Insurers, ABC Insurance Company and Indemnity Insurance Company of North America, No. 58936. The action filed by numerous commercial fishermen seeks damages for real or personal property, loss of subsistence use of natural resources associated with loss of profits or impairment of earning capacity. We participated in the U.S. Coast Guard investigation of the matter and participated in the hearings which have concluded. A finding has not yet been announced. Although we have made demand on DRD (including its insurers) and Tintomara interests for reimbursement of cleanup costs, indemnification and other damages sustained by our Company there is no assurance that any other party that may be found responsible for the accident will have the insurance or financial resources available to provide such defense and indemnification. We have various insurance policies covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities are significant, we believe our company has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost.

Approximately 684 employees of our manufacturing segment were represented by a labor union under a contract that expires on April 1, 2013. These employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our shipyard facility.

Our remaining unionized employees (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12 — Local 2452 (“UMW”) at ACLTS in St. Louis, Missouri under a collective bargaining agreement that expires December 31, 2013.

Although we believe that our relations with our employees and with the recognized labor unions are generally good, we cannot assure that we will be able to reach agreement on renewal terms of these contracts or that we will not be subject to work stoppages, other labor disruption or that we will be able to pass on increased costs to our customers in the future.

NOTE 9.     BUSINESS SEGMENTS

CBL has two significant reportable business segments: transportation and manufacturing. The caption “All other segments” currently consists of our services company, which is much smaller than either the transportation or manufacturing segment. CBL’s transportation segment includes barge transportation operations and fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the Inland Waterways. The manufacturing segment constructs marine equipment for external customers as well as for CBL’s transportation segment. All of the Company’s international operations, civil construction and environmental consulting services are excluded from segment disclosures due to the reclassification of those operations to discontinued operations (see Note 13).

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total
CBL Successor
January 1, 2011 to December 31, 2011
Total revenue	$722,244	$171,477	$—	$(40,784)	$852,937
Intersegment revenues	1,149	39,635	—	(40,784)	—

Revenue from external customers	721,095	131,842	—	—	852,937
Operating expense
Materials, supplies and other	239,653	—	—	—	239,653
Rent	27,856	—	—	—	27,856
Labor and fringe benefits	114,812	—	—	—	114,812
Fuel	171,607	—	—	—	171,607
Depreciation and amortization	101,016	—	—	—	101,016
Taxes, other than income taxes	12,344	—	—	—	12,344
Gain on Disposition of Equipment	(2,022)	—	—	—	(2,022)
Cost of goods sold	—	127,871	—	—	127,871

Total cost of sales	665,266	127,871	—	—	793,137
Selling, general & administrative	54,150	1,940	5	—	56,095

Total operating expenses	719,416	129,811	5	—	849,232

Operating income (loss)	$1,679	$2,031	$(5)	$—	$3,705

Segment Assets	$1,098,870	$96,309	$200	$—	$1,195,379
Goodwill	$15,122	$2,570	$—	$—	$17,692
Property additions	$67,966	$2,430	$18	$—	$70,414

(1)	Financial data in all other segments relates to the limited activity of a wholly owned professional services company.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total
CBL Predecessor
January 1, 2010 to December 21, 2010
Total revenue	$613,939	$117,641	$—	$(33,461)	$698,119
Intersegment revenues	874	32,587	—	(33,461)	—

Revenue from external customers	613,065	85,054	—	—	698,119
Operating expense
Materials, supplies and other	212,567	—	—	—	212,567
Rent	20,222	—	—	—	20,222
Labor and fringe benefits	122,462	—	—	—	122,462
Fuel	117,372	—	—	—	117,372
Depreciation and amortization	41,737	—	—	—	41,737
Taxes, other than income taxes	11,741	—	—	—	11,741
Gain on Disposition of Equipment	(9,021)	—	—	—	(9,021)
Cost of goods sold	—	82,504	—	—	82,504

Total cost of sales	517,080	82,504	—	—	599,584
Selling, general & administrative	40,882	2,667	5	—	43,554

Total operating expenses	557,962	85,171	5	—	643,138

Operating income	$55,103	$(117)	$(5)	$—	$54,981

Property additions	$56,276	$1,486	$36	$—	$57,798

(1)	Financial data in all other segments relates to the limited activity of a wholly owned professional services company.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total
CBL Successor
December 22, 2010 to December 31, 2010
Total revenue	$19,652	$4,986	$—	$(50)	$24,588
Intersegment revenues	50	—	—	(50)	—

Revenue from external customers	19,602	4,986	—	—	24,588
Operating expense
Materials, supplies and other	6,311	—	—	—	6,311
Rent	570	—	—	—	570
Labor and fringe benefits	3,102	—	—	—	3,102
Fuel	3,986	—	—	—	3,986
Depreciation and amortization	2,532	—	—	—	2,532
Taxes, other than income taxes	330	—	—	—	330
Gain on Disposition of Equipment	—	—	—	—	—
Cost of goods sold	—	4,837	—	—	4,837

Total cost of sales	16,831	4,837	—	—	21,668
Selling, general & administrative	8,029	66	—	—	8,095

Total operating expenses	24,860	4,903	—	—	29,763

Operating income (loss)	$(5,258)	$83	$—	$—	$(5,175)

Segment assets	$1,159,012	$87,707	$12,553	$—	$1,259,272
Goodwill	$20,470	$—	$—	$—	$20,470
Property additions	$—	$—	$—	$—	$—

(1)	Financial data in all other segments relates to the limited activity of a wholly owned professional services company.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments		All Other	Intersegment
	Transportation	Manufacturing	Segments(1)	Eliminations	Total
CBL Predecessor
Year ended December 31, 2009
Total revenue	$621,611	$239,885	$—	$(25,090)	$836,406
Intersegment revenues	751	24,339	—	(25,090)	—

Revenue from external customers	620,860	215,546	—	—	836,406
Operating expense
Materials, supplies and other	225,647	—	—	—	225,647
Rent	21,715	—	—	—	21,715
Labor and fringe benefits	115,998	—	—	—	115,998
Fuel	122,752	—	—	—	122,752
Depreciation and amortization	48,615	—	—	—	48,615
Taxes, other than income taxes	14,072	—	—	—	14,072
Gain on Disposition of Equipment	(20,282)	—	—	—	(20,282)
Cost of goods sold	—	189,565	—	—	189,565

Total cost of sales	528,517	189,565	—	—	718,082
Selling, general & administrative	60,740	4,579	9	—	65,328
Total operating expenses	589,257	194,144	9	—	783,410

Operating income	$31,603	$21,402	$(9)	$—	$52,996

Segment assets	$681,083	$67,129	$13,029	$—	$761,241
Goodwill	$2,100	$—	$3,897	$—	$5,997
Property additions	$26,968	$6,141	$117	$—	$33,226

(1)	Financial data in all other segments relates to the limited activity of a wholly owned professional services company.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.    QUARTERLY DATA (UNAUDITED)

All data in the following table reflects the reclassification of Summit and EBDG to discontinued operations. See Note 13.

	CBL Successor
	2011
	1st	2nd	3rd	4th	Total
Operating Revenue	$177,133	$199,864	$231,436	$244,504	$852,937
Gross Profit	2,432	(2,810)	24,132	36,046	59,800
Operating (Loss) Income	(15,244)	(15,824)	11,856	22,917	3,705
(Loss) Income from Continuing Operations	(13,779)	(15,739)	4,977	9,861	(14,680)
Discontinued Operations, Net of Tax	(97)	134	85	367	489

	2010
					CBL
	CBL Predecessor				Successor
	1st	2nd	3rd	Oct. 1 - Dec. 21	Dec. 22 - Dec. 31
Operating Revenue	$146,364	$162,277	$205,210	$184,268	$24,588
Gross Profit	13,526	16,409	31,015	37,585	2,920
Operating Income (Loss)	3,055	6,949	20,143	24,834	(5,175)
(Loss) Income from Continuing Operations	(3,517)	(1,443)	4,925	3,165	(6,589)
Discontinued Operations, Net of Tax	37	78	140	365	(46)

CBL’s business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest and seasonal weather patterns.

NOTE 11.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) as of December 31, 2011, and December 31, 2010, consists of the following:

	2011	2010
Pension liability, net of tax provision of $14,998 and $0, respectively	$(24,649)	$—
Post retirement liability, net of tax benefit of $39 and $0, respectively	142	—
Loss on fuel hedge, net of tax benefit (provision) of $380 and ($62), respectively	(652)	104

	$(25,159)	$104

NOTE 12.    SHARE-BASED COMPENSATION

On April 12, 2011, Finn adopted the Finn Holding Corporation 2011 Participation Plan (the “Participation Plan”) to provide incentive to key employees of Finn and its subsidiaries by granting performance units to key

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stakeholders, including CBL’s named executive officers, to maximize Finn’s performance and to provide maximum returns to Finn’s stockholders. The Participation Plan may be altered, amended or terminated by Finn at any time.

Under the Participation Plan, the value of the performance units is related to the appreciation in the value of Finn from and after the date of grant. The performance units vest over a period specified in the applicable award agreements. Participants in the Participation Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with CBL. These qualifying events are described below. The Compensation Committee for the Participation Plan (the “Plan Committee”) determines who is eligible to receive an award, the size and timing of the award and the value of the award at the time of grant. The performance units generally mature according to the terms approved by the Plan Committee and set forth in a grant agreement. Payment on the performance units is contingent upon the occurrence of either (i) a sale of some or all of Finn common stock by its stockholders, or (ii) Finn’s payment of a cash dividend. The Participation Plan will expire April 1, 2016 and all performance units will terminate upon the expiration of the Participation Plan, unless sooner terminated pursuant to the terms of the Participation Plan.

The maximum number of performance units that may be awarded under the Participation Plan is 36,800,000. During the year ended December 31, 2011, a total of 31,165,000 performance units were granted and 19,780,000 performance units were forfeited by terminating executives. At no time during the year did the outstanding grants exceed the maximum authorized units. At December 31, 2011, the Company had committed to issue 17,595,000 performance units to newly hired executives during 2012. The fair value of the performance units on their grant date was zero.

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

Prior to the Acquisition, ACL had reserved the equivalent of approximately 54,000 shares of Finn for grants to employees and directors under the American Commercial Lines Inc. 2008 Omnibus Incentive Plan (“the Plan”). According to the terms of the Plan, forfeited share awards and expired stock options become available for future grants.

Prior to 2009, share-based awards were made to essentially all employees. Since 2009 CBL has restructured its compensation plans and share-based awards were granted to a significantly smaller group of salaried employees. This change reduced the amount of share-based compensation in periods ending after 2009. No share-based awards were granted under this Plan in 2011.

For all share-based compensation under the Plan, as participants render service over the vesting periods, expense has been recorded to the same line items used for cash compensation. Generally, this expense is for the straight-line amortization of the grant date fair market value adjusted for expected forfeitures. Other capital is correspondingly increased as the compensation is recorded. Grant date fair market value for all non-option share-based compensation was the closing market value on the date of grant. Adjustments to estimated forfeiture rates have been made when actual results were known, generally when awards are fully earned. Adjustments to estimated forfeitures for awards not fully vested occur when significant changes in turnover rates became evident.

Effective as of the date of the Acquisition, all awards that had been granted to non-executive employees and to the former ACL board members vested and were paid out consistent with certain provisions in the Plan. The payment of the intrinsic value of these awards totaling $14,284 was a part of the consideration paid for the

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition and included certain previously vested executive shares. This payment by CBL was recorded as an element of the related party receivable balance on the consolidated balance sheet. Unvested awards previously granted to Company executives under the Plan were assumed by Finn. There were no changes in the terms and conditions of the awards, except for adjustment to denomination in Finn shares for all award types and conversion to time-based vesting as to the performance units. At December 31, 2011, 8,799 shares remain available under the Plan for future awards, but there is no intention that any further awards will be granted under the Plan.

During the first quarter of 2011, after the issuance of $250,000 of unsecured PIK Notes by ACL I, ACL’s parent company (See Note 6), Finn declared a dividend of $258.50 per share for each outstanding share of its common stock. The dividend was paid to Finn shareholders during the first three months. This reduced Finn’s initial capitalization from $460,000 to $201,500.

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

During the year ended December 31, 2011, 9,702 restricted stock units and 12,332 stock options vested according to the terms of the Plan. During the year ended December 31, 2011, tax benefits for the excess of the intrinsic value of underlying shares vested or exercised over the fair value at the date of grant of $1,479 was generated. This tax benefits will be recognized through paid in capital as it becomes more likely than not that the tax benefit will be realized. The intrinsic value of awards held by separating executives was paid by CBL to the participants upon their separation from CBL, increasing CBL’s intercompany receivable from Finn.

In the year ended December 31, 2011, CBL recorded total stock-based employee compensation of $2,319. An income tax benefit on the compensation expense of $869 was recognized for the year ended December 31, 2011. As of December 31, 2011, there were 2,857 options outstanding with a weighted average exercise price of $55.62 and 2,276 vested and unvested restricted stock units outstanding.

After the payouts to the executives, during the first quarter of 2011, CBL declared and paid dividends to Finn in an amount equal to the gross payments. Finn, in turn, used the proceeds to reimburse CBL for payments made on its behalf to separating executives and to holders of vested restricted units under the Plan.

During 2010, no share-based compensation awards were made after March 31, 2010. During the quarter ended March 31, 2010 the following share-based awards were issued to directors and employees under the Plan: stock options for 110,451 ACL shares (approximately 7,924 Finn Holding shares) with an average strike price of $22.01 ($306.81 per option post-conversion), 121,476 restricted stock units (approximately 8,715 post-conversion shares) and 28,413 performance shares (approximately 2,038 post-conversion shares). The terms of all of the awards were essentially the same as prior grants under the Plan and the American Commercial Lines Equity Award Plan for Employees, Officers and Directors. The fair value of the restricted stock units and performance shares was $22.01 ($306.81 adjusted for the conversion), the closing price on the date of grant. Stock option grant date fair values are determined at the dates of grant using a Black-Scholes option pricing model, a closed-form fair value model, based on market prices at the date of grant. The dividend yield, weighted average risk-free interest rate, expected term and volatility were respectively 0.0%, 2.7%, 6 years and 175.7% for the majority of the issued options. Certain options issued to the board of directors had a slightly shorter expected term. Options granted had a computed average fair value of $14.15 per option ($197.24 post conversion).

The Company recorded total stock-based employee compensation of $7,464 (including the acceleration of expense for non-executive outstanding awards discussed above) during 2010 (the amount in the CBL Successor

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period was insignificant) and $8,165 for 2009. The total income tax benefit recognized was $2,817 and $2,952 for 2010 and 2009, respectively.

NOTE 13.    DISCONTINUED OPERATIONS

During the fourth quarter of 2011, the Company’s investment in EBDG was sold for cash proceeds of $1,629.

During 2009 an impairment charge of $4,400 related to certain intangible assets of Summit was recorded and is included in cost of sales in the table below. On November 30, 2009, CBL sold its investment in Summit for $2,750 cash, a $250 note receivable and certain other receivables.

The sales and the operating results of Summit and EBDG have been reported as Discontinued Operations net of applicable taxes for all periods presented.

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

Discontinued Operations, net of tax consist of the following. (EBDG had a loss of $46 in the ten days ended December 31, 2010.)

	2011	2010	2009
Revenue	$5,932	$7,865	$33,243
Cost of Sales	2,212	3,139	31,498
Selling, General and Administrative	3,509	4,165	8,739
Other (Income) Expense	—	(13)	5
Interest (Income) Expense	(18)	—	29
(Gain) Loss on Sale	(416)	—	7,453

Income (Loss) from Discontinued Operations Before Income Tax	645	574	(14,481)
Income Tax (Benefit)	156	—	(5,611)

Income (Loss) from Discontinued Operations	$489	$574	$(8,870)

Note: No CBL Predecessor/CBL Successor breakdown is provided for this table due to insignificance.

NOTE 14.    ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT

Finn Holding Corporation (owned primarily by certain affiliates of Platinum Equity, LLC) Acquisition of ACL

On December 21, 2010, Finn through the merger of Merger Sub, a wholly owned subsidiary of Finn Intermediate Holding Corporation, subsequently renamed ACL I Corporation, (both of whom had no other business activity outside the acquisition) with ACL, completed the acquisition of all of the outstanding equity of ACL, which had its common shares publicly traded since October 7, 2005. ACL is the direct parent of CBL. The purchase price has been allocated and pushed down to the Company. The impacts of the purchase accounting fair valuations are reflected in earnings of the CBL for the year ended December 31, 2011 and the ten-day period ended December 31, 2010. The ten-day period after the Acquisition in 2010 has been bifurcated in these financial statements and indicated by the heading “CBL Successor.”

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funding of the purchase was made by cash of $460,000 invested in ACL I. $317,200 was paid to the transfer agent to purchase all outstanding shares of the ACL not held by affiliates of Sam Zell, the largest ACL shareholder. The purchase price was $33.00 per share for the 9,612,110 outstanding shares. $101,077 was also paid to the Zell affiliates for their 3,234,474 shares bringing the total cash invested to $418,277. As further discussed in Note 12 certain participants in the share-based compensation plans of ACL (specifically all non-executive participants, including former board members) were paid a total of $14,284 representing the intrinsic value of their vested and unvested shares at the acquisition date computed by multiplying the number of restricted stock units and performance restricted stock units by $33.00 per unit, with “in the money” non-qualified stock options valued by $33.00 minus the strike prices of the underlying options. This payment was funded by the Company and represents a receivable from Finn on the Company balance sheet at the acquisition date. This brought the total consideration paid to $432,561. In addition the Company entered into the concurrently funded obligations under the Company’s Credit Facility in the amount of $169,204 including obligation for the payment of $15,170 in debt costs which were paid out of the initial draw down on the Credit Facility. These debt costs were capitalized and will be amortized to interest expense on the effective interest method over the expected life of the Credit Facility. All expenses associated with the transaction ($6,331 in the CBL Predecessor period and $7,688 in the CBL Successor period in selling, general and administrative expenses) have been expensed by the parties who incurred the expenses. As further discussed in Note 2, the Company had previously issued the Notes which remain in place. At the Acquisition date these Notes were trading at 117.5, yielding a fair market value of $235,000 on the acquisition date.

The summation of the consideration paid is in the following table.

Paid to Zell affiliates	$101,077
Paid to remaining shareholders	317,200
Payments to Share-based comp holders	14,284
Assumed Credit Facility	169,204
Fair value of the 2017 Senior Notes	235,000

Purchase price	$836,765

Allocation of the Purchase Price

The purchase price has been allocated as indicated in the following table based primarily on third party appraisal of the major assets and liabilities. These adjustments to fair value are based on Level 3 inputs as to their fair values. The amounts allocated to goodwill consist primarily of the value of the Company’s assembled

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

workforces in its transportation and manufacturing segments, in the amount of $15,122 and $2,570 respectively. The amount of goodwill is not tax deductible.

Cash and cash equivalents	$22,468
Trade receivables acquired	90,693
Other working capital, net	(29,958)
Land	20,002
Buildings/Land Improvements	42,187
Boats	294,534
Barges	543,403
Construction-in-progress	13,110
Other long-lived tangible assets	67,780
Favorable charter contracts	25,761
Other long term assets	23,841
Equity Investments	5,725
Jeffboat tradename and intangibles	4,500
Unfavorable contracts	(61,300)
Pension and post retirement	(35,102)
Other long-term liabilities	(1,150)
Net deferred tax	(207,421)
Goodwill	17,692

Total	$836,765

Dispositions and Impairments —

In December 2011 the Company disposed of its interest in EBDG. In November 2009 the Company disposed of its interest in Summit. Due to the sale all results of operations are reflected in discontinued operations. See Note 1 and Note 13. EBDG provided naval architecture and design services and Summit provided environmental and civil construction services.

In the first quarter of 2009 two boats were sold at a net gain of $2,112. In the second quarter 2009 one boat was returned to active service. During the third quarter of 2009, the Company continued to assess its ongoing boat power needs and as a result returned four of nine boats previously classified as held for sale to active service, placed ten additional boats into held for sale status and sold three boats which had not previously been held for sale. The sale of the three boats, impairment charges related to ten boats which were moved to held for sale status and other asset disposal activity resulted in a net gain of $15,276 which has been reflected in transportation cost of sales in the consolidated statement of operations. During the fourth quarter 2009, four of the boats held for sale were sold at a small gain. Also during the quarter two additional boats were identified as surplus and placed in held for sale status, bringing to thirteen the number of boats which were being actively marketed. In the first quarter 2010 twelve boats were sold and one returned to service. Three boats were placed

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into held for sale in the second quarter 2010. During 2011 one boat was returned to service, one boat was sold and two additional boats were placed into held for sale status. These three boats are being actively marketed.

		Number of
	Amount	Boats
Balance at January 1, 2009	$4,577	12
1st Quarter 2009 Sales	(908)	(2)
2nd Quarter 2009 Returned to Service	(325)	(1)
3rd Quarter 2009 Additions to Held for Sale	752	10
3rd Quarter 2009 Returned to Service	(1,874)	(4)
4th Quarter 2009 Additions to Held for Sale	1,726	2
4th Quarter 2009 Sales	(417)	(4)

Balance at December 31, 2009	3,531	13
1st Quarter 2010 Returned to Service	(693)	(1)
1st Quarter 2010 Sales	(2,838)	(12)
2nd Quarter 2010 Additions to Held for Sale	1,703	3
4th Quarter 2011 Impact of purchase accounting on Held for Sale	430	—

Balance at December 31, 2010	2,133	3
1st Quarter Returned to Service	(910)	(1)
3rd Quarter Sale	(341)	(1)
4th Quarter 2011 Additions to Held for Sale	730	2

Balance at December 31, 2011	$1,612	3

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated the assets are evaluated for sale or other disposition, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. The recoverability of indefinite-lived intangible assets (i.e., goodwill) is evaluated annually or more frequently if impairment indicators exist, on a reporting unit basis by comparing the estimated fair value to its carrying value.

Due primarily to the economic recession’s negative impact on the operating results and cash flows of Summit, the Company completed an evaluation of remaining indefinite lived intangible assets and of the long lived assets of this reporting unit during the third quarter 2009. As a result of the third quarter 2009 evaluation, all remaining indefinite lived intangibles totaling $1,980 on Summit were written off. Additionally, due to a shortfall of the estimated undiscounted cash flows to the recorded asset values, an impairment charge of $2,420 was recorded against certain long lived intangible assets. These two impairment charges, which represented the full remaining value of the Summit indefinite lived intangible and the majority of other intangible assets, totaled $4,400 in the third quarter 2009. This amount is reflected in Discontinued Operations as a result of the subsequent sale of Summit in November 2009. The assets of EBDG were not deemed to be impaired based on the valuation performed in the fourth quarter of 2010. EBDG was sold in the fourth quarter of 2011. See Note 13.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.     EXIT ACTIVITIES

Since 2008 CBL has executed several cost reduction initiatives. Through reduction in force actions and non-replacement of terminating employees, the Company’s land-based salaried headcount was reduced by more than 23% during 2009 alone. Charges of $2,710, $1,790 and $3,194 were recorded as a component of selling, general and administrative expense in 2011, 2010 and 2009, respectively, related to these actions and to the restructuring of the Company’s management team after the acquisition. Affected employees received their separation pay in equal bi-weekly installments. The number of weeks paid to each employee was determined based on tenure with the Company or on their employment contract in the case of senior management changes. At December 31, 2011, the remaining liability was insignificant.

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

COMMERCIAL BARGE LINE COMPANY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at	Charges	Additions to/	Balance
	Beginning	To	(Deductions) from	at End
	of Period	Expense	Reserve	of Period
December 31, 2011:	$—	$(114)	$1,121	$1,007
Allowance for uncollectible accounts
December 31, 2010:	$6,183	$—	$(6,183)	$—
Allowance for uncollectible accounts (a)
December 21, 2010:	$5,182	$1,351	$(350)	$6,183
Allowance for uncollectible accounts
December 31, 2009:	$1,150	$4,427	$(395)	$5,182
Allowance for uncollectible accounts
December 31, 2011:	$662	$395	$(435)	$622
Allowance for slow moving & obsolete inventory
December 31, 2010:	$662	$—	$—	$662
Allowance for slow moving & obsolete inventory
December 21, 2010:	$656	$(16)	$22	$662
Allowance for slow moving & obsolete inventory
December 31, 2009:	$373	$875	$(592)	$656
Allowance for slow moving & obsolete inventory

(a)	Write-off of uncollectible accounts receivable and a $6,183 purchase accounting adjustment in 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of December 31, 2011, of our disclosure controls and procedures as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

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

Directors and Executive Officers

Officers are elected by the Board of Directors of the Company (the “Board”).

The following table sets forth the names and ages of our executive officers and directors of the Company as of February 15, 2012, and the positions they held with us as of December 31, 2011, each of whom serves an indefinite term until his or her successor has been appointed and qualified.

Name	Age	Position(s)
Eva Kalawski	56	Director, Vice President and Secretary
Mary Ann Sigler	57	Director, Vice President
Mark K. Knoy	53	President and Chief Executive Officer
David J. Huls	45	Senior Vice President and Chief Financial Officer
Dawn R. Landry	49	Senior Vice President and General Counsel
Robert M. Blocker	49	Senior Vice President of Sales and Customer Service
Paul Tobin	57	Chief Operating Officer

Biographies of Directors and Executive Officers

Eva M. Kalawski.    Ms. Kalawski has been a director since December 2010. Ms. Kalawski joined Platinum Equity in 1997, is a Partner and serves as Platinum Equity’s General Counsel and Secretary. Ms. Kalawski serves or has served as an officer and/or director of many of Platinum Group’s portfolio companies. Prior to joining Platinum Equity in 1997, Ms. Kalawski was Vice President of Human Resources, General Counsel and Secretary for Pilot Software, Inc. Ms. Kalawski earned a Bachelor’s Degree in Political Science and French from Mount Holyoke College and a Juris Doctor from Georgetown University Law Center. Ms. Kalawski serves as a director of Ryerson Holding Corporation as well as Ryerson Inc.

Mary Ann Sigler.    Ms. Sigler has been a director since March 2011. Ms. Sigler is the Chief Financial Officer of Platinum Equity. Ms. Sigler joined Platinum Equity in 2004 and is responsible for overall accounting, tax, and financial reporting as well as managing strategic planning projects for the firm. Prior to joining Platinum Equity, Ms. Sigler was with Ernst & Young LLP for 25 years where she was a partner. Ms. Sigler has a B.A. in Accounting from California State University Fullerton and a Masters in Business Taxation from the University of Southern California. Ms. Sigler serves as a director and as a member of the audit committee of Ryerson Holding Corporation as well as Ryerson Inc.

Mark K. Knoy.    Mr. Knoy has been our President and Chief Executive Officer since August 2011. Mr. Knoy previously served as Vice President of the Fuel, Emissions and Logistics Group at American Electric Power, one of the nation’s largest generators of electricity. He also served as President of AEP River Operations LLC (“AEP”), a barge company offering service in the transportation of dry bulk commodities throughout the inland river system, which he joined with its 2001 purchase of MEMCO Barge Line (“MEMCO”). At MEMCO, Mr. Knoy served as Senior Vice President, Boat Operations from 1999 to 2001; Senior Vice President, Sales and Marketing from 1996 to 1999; Vice President, Transportation and Logistics from 1995 to 1996; and Southern Regional Sales Manager from 1994 to 1996. Prior to his service at MEMCO, Mr. Knoy was the owner/operator of The Mark Twain Towing Company and Delmar Marine, Inc. in Pekin, Illinois from 1984 to 1994. Mr. Knoy currently serves as a director of the Corps of Engineer’s Inland Waterways Users Board and a Board of Trustees member for both the Coast Guard Foundation and The Seamen’s Church Institute and their Center for Maritime Education and Ministry on the River. He also serves as Vice Chairman of the National Waterways Foundation, a board member for the H.T. Pott Inland Waterways Library at the University of Missouri — St. Louis, and Treasurer of the Marine Transportation Council. Mr. Knoy is a past Chairman of both the Waterways Council, Inc. and the Midwest Region of the American Waterways Operators. Mr. Knoy attended Lindenwood University in St. Louis, Missouri.

David J. Huls.    Mr. Huls has been our Senior Vice President and Chief Financial Officer since August 2011. Prior to joining the Company, Mr. Huls served as Chief Financial Officer of PBH Marine Group, LLC (“PBH Marine”), a Platinum Group portfolio company, based in Bloomington, Minnesota. PBH Marine was formed by Platinum Group to acquire certain assets of Genmar Holdings, Inc., one of the world’s largest designers and manufacturers of fiberglass recreational power boats, where Mr. Huls had served as Senior Vice President and Chief Financial Officer since 2004. From 1996 to 2004, Mr. Huls was a managing director of Hidden Creek Industries, a private equity investor and management company that focused on acquiring and growing businesses in the automotive supply sector. Mr. Huls began his career at Arthur Anderson & Co. in 1987 as a member of its audit and business advisory services practice, where he served a variety of companies in the industrial, food manufacturing and technology sectors. Mr. Huls received a Bachelor of Science in Business Administration — Accounting from the University of South Dakota in 1987. Mr. Huls was the Senior Vice President and Chief Financial Officer for Genmar Holdings, Inc. at the time that it filed for Chapter 11 bankruptcy protection in 2009.

Dawn R. Landry.    Ms. Landry has been our Senior Vice President and General Counsel since May 2008. Prior to joining the Company, Ms. Landry served in various roles including Vice President and Chief Operating Officer, Vice President and General Counsel, and Director of Legal Affairs beginning in 2001 for Formula Telecom Solutions, Inc. and its predecessor companies, providers of operating, customer management, billing systems and solutions for telecommunications service and content providers. Prior to that time, Ms. Landry served as an attorney with Morris, Manning & Martin, LLP, a commercial law firm representing clients throughout the U.S., and was also an attorney with Blackwell Sanders Peper Martin, LLP, a commercial law firm in the Midwest. Ms. Landry earned her J.D. degree from Creighton University.

Robert M. Blocker.    Mr. Blocker has been our Senior Vice President of Sales and Customer Service since September 2011. Prior to joining the Company, Mr. Blocker was the Director of Business Development for AEP. His 16-year tenure with AEP began as Eastern Regional Sales Manager with MEMCO, which was purchased by AEP in 2001. In that span, Mr. Blocker also served in the leadership roles including General Sales Manager, Assistant Vice President of Sales, Senior Vice President Sales and Logistics, and Senior Vice President of Planning and Business Development. Mr. Blocker has returned to ACL, where he began his inland marine career in 1988 as a Coal Sales Representative and then gained experience in freight sales in the agricultural, export coal and petroleum coke sectors of the industry. Mr. Blocker has served on the Executive Board of the Mississippi Valley Transport and Trade Council and on the Transportation Industry Council for the St. Louis Federal Reserve Bank. Mr. Blocker has a Bachelor of Science degree in Business Administration from the University of Louisville.

Paul Tobin.    Mr. Tobin has been our Chief Operating Officer since November 2011. Prior to joining the Company, Mr. Tobin was the Senior Vice President Administration at AEP. He joined AEP in 2001 with its purchase of MEMCO, where Mr. Tobin served as Vice President Administration and Director Insurance during his four-year tenure. From 1993 to 1997, Mr. Tobin served as Executive Vice President of M.G. Bush & Associates, an independent adjusting company, prior to which he spent a year at Sequa Corporation as Manager Marine Insurance. Mr. Tobin’s career in the barge transportation industry began in 1978 at The Valley Line Company, where he held management roles in insurance, safety and claims. Mr. Tobin has a Bachelor of Science degree in business from Southwest Missouri State University.

Compliance with Section 16(a) of the Exchange Act

The Company does not have any class of equity securities registered purchase to Section 12 of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has a Code of Ethics which is applicable to all employees of the Company including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on the Company’s website under the News tab at www.aclines.com. The Company intends to post any amendments to or waivers from its Code of Ethics applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer at this location on its website.

Corporate Governance Matters

On December 21, 2010, ACL, the Company’s direct parent corporation, became an indirect wholly-owned subsidiary of Finn, which is privately held by affiliates of Platinum Equity, LLC and by members of management who together hold less than 1% of Finn’s stock. Shortly thereafter, ACL delisted from NASDAQ and deregistered its common stock under the Exchange Act. Reflecting its status as a wholly owned subsidiary of a privately held corporation, the Company currently has a board of directors (“Board”) comprised of two executive officers of Finn’s private equity sponsor. Eva M. Kalawski, General Counsel and Secretary of Platinum Equity, LLC, became the sole director of the Company on December 21, 2010. On March 21, 2011, Mary Ann Sigler, Chief Financial Officer of Platinum Equity, LLC, was elected as the second member of the Board.

Audit Committee.    The Company has established an Audit Committee. Ms. Sigler currently serves as the sole member of the Audit Committee. The Board has determined that Ms. Sigler is an “audit committee financial expert” as defined by the SEC. The Audit Committee assists our Board with oversight of integrity of financial statements, adequacy of internal accounting and financial controls, compliance with ethics policies and legal and regulatory requirements, independent auditor’s qualifications, independence and performance and performance of the internal audit function. Our Board has adopted a written charter of the Audit Committee.

Director Nominations.    The Company does not have a nominating and governance committee and the Company has no procedures by which security holders may recommend nominees to its Board.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides a discussion of the Board’s compensation philosophy and practices for 2011, the elements of compensation of the Chief Executive Officer of the Company (“CEO”) and the other named executive officers who are listed in the Summary Compensation Table that follows (collectively, the “Named Executive Officers”), why those elements have been selected and how they are applied and implemented by the Board.

The Company is an indirect wholly owned subsidiary of Finn, which is privately held by affiliates of Platinum Equity, LLC and by members of management who together hold less than 1% of Finn’s stock. As a private company, our compensation decisions are based on the goal of achieving performance at levels necessary to provide meaningful returns to our stockholders. Compensation decisions related to executive officers are generally made by the Board. When making compensation decisions related to executive officers, the Board may receive recommendations from, and discuss such recommendations with, the CEO and other members of Company management as well as representatives of Platinum.

CHANGES TO MANAGEMENT TEAM DURING 2011

The past year was a transformational one for our Company and its senior management team as we transitioned from being a publicly held to a privately held company. During 2011, the following members of our senior management team resigned:

•	Michael P. Ryan, our former President and Chief Executive Officer;

•	Thomas R. Pilholski, our former Senior Vice President, Chief Financial Officer and Treasurer;

•	William A. Braman, our former Senior Vice President and Chief Operating Officer; and

•	Richard W. Spriggle, our former Senior Vice President, Human Resources.

The following individuals were hired during 2011 to fill the resulting open positions:

•	Paul Bridwell, Interim Chief Executive Officer and Chief Restructuring Officer;

•	Mark K. Knoy, President and Chief Executive Officer;

•	Brian McDonald, Interim Chief Financial Officer and Vice President Restructuring;

•	David J. Huls, Senior Vice President and Chief Financial Officer;

•	Robert Blocker, Senior Vice President, Sales and Customer Service; and

•	Paul Tobin, Chief Operating Officer.

In January 2012, Mr. Bridwell informed ACL that he would be transitioning out of the role of Chief Restructuring Officer.

OVERVIEW OF THE 2011 EXECUTIVE COMPENSATION PROGRAM

The primary objective of the Company’s executive compensation program is to align the compensation opportunity of the Company’s Named Executive Officers with Company performance. During 2011, we also sought to use compensation as a tool for helping us to attract, retain and appropriately motivate the first-class management talent that the Board believes is essential to the successful development and execution of the Company’s strategic plan.

When making compensation-related decisions during 2011, the Board received and considered input from representatives of Platinum and the CEO, except with respect to his own compensation, regarding all elements of compensation for Named Executive Officers. The Board exercised its discretion in modifying any recommended adjustments or awards to the Named Executive Officers.

In keeping with our performance-based compensation philosophy, the Board sought to align the compensation opportunity of the Company’s Named Executive Officers with Company performance. The Board considered the near term and long term impact on stockholder value when making compensation decisions for Named Executive Officers and used various quantitative measures in its assessment. These measures included, but were not limited to, earnings before interest, taxes, depreciation, amortization and extraordinary costs associated with restructuring, such as consulting fees, severance and bonus costs and related stock compensation charges (“EBITDAR”), and the appreciation in the value of the Company.

KEY COMPENSATION DECISIONS IN 2011

The Board reviewed and approved the Company’s executive compensation program and principles during 2011 to ensure they align with the Company’s business strategies and objectives, stockholder interests and corporate culture and appropriately promote the Company’s compensation objectives. The Board established a 2011 Annual Incentive Plan (“AIP”) for corporate employees to provide corporate employees with an opportunity to earn cash bonuses based upon company performance and evaluated performance in light of the AIP goals. The 2011 performance goals under the AIP were based upon attainment of EBITDAR and operational safety targets on a fiscal-year basis and were quantitative not qualitative to provide clarity with regard to expectations. In addition, the board of directors of Finn adopted the Finn Holding Corporation 2011 Participation Plan (the “Plan”) and made awards of Performance Units under the Plan to provide incentives to key employees of Finn and its subsidiaries, including our Named Executive Officers, to maximize Finn’s performance and returns to stockholders.

As discussed in “Changes to Management Team During 2011” above, several executive officers resigned from the Company during 2011, and several executive officers were hired to fill those open positions. The Board reviewed and approved compensation arrangements for our Named Executive Officers in connection with these changes.

COMPENSATION CONSULTANTS

The Board did not retain a compensation consultant in 2011.

COMPONENTS OF NAMED EXECUTIVE OFFICER COMPENSATION

In 2011, there were three main components to compensation for Named Executive Officers:

•	Cash Compensation — Base Salary;

•	Cash Compensation — Annual Bonus Opportunity; and

•	Long Term Incentive Bonus — Performance Units.

Cash Compensation  —  Base Salary

The Board believes that offering competitive base salaries is necessary to attract and retain talented executives who will help maximize the short and long-term value of the Company. Each Named Executive Officer receives a base salary commensurate with the scope and responsibility of his/her position. The base salary is established giving due consideration to the Named Executive Officer’s knowledge, experience, expertise and abilities. The expected contributions of the Named Executive Officer are also considered. The factors considered by the Board are not assigned specific weights. Named Executive Officers have the opportunity to receive increases and, in certain circumstances, decreases in base salary based on individual performance and Company performance; however, changes in executive compensation are generally provided through performance-oriented components of executive compensation.

For the Named Executive Officers who commenced employment with us in 2011, base salaries were established based upon individual negotiations in connection with the Named Executive Officer’s commencing employment with us, taking into account the nature and responsibility of the Named Executive Officer’s position, the experience and prior performance of the Named Executive Officer and the recommendations of the then current management and certain Platinum executives. For Ms. Landry, the Board determined the 2010 level of her base salary remained appropriate and made no adjustment to her base salary for 2011.

The annual base salaries of the Company’s Named Executive Officers who remained employed with the Company through 2011 are described under “Employment and Severance Agreements” below, and the amounts actually earned by the Named Executive Officers for 2011 are shown in the “Salary” column of the Summary Compensation Table below.

Cash Compensation  —  Annual Bonus Opportunity

Named Executive Officers are eligible to receive annual receive cash bonuses that vary with Company performance. The Company believes annual performance-based bonuses are an important element of compensation because they reward results and thereby encourage the Named Executive Officers to continue to strive for a high level of Company performance.

Each Named Executive Officer has a specified target percentage of base salary that determines the Named Executive Officer’s targeted annual bonus opportunity. A Named Executive Officer’s target award percentage is determined by job level and may be negotiated at the time the Named Executive Officer commences employment with us. For 2011, the target award percentages for the Named Executive Officers ranged from 65 percent to 75 percent of actual base salary depending on position.

Named Executive Officers may exceed or fall short of their targeted annual bonus opportunities within specified bands based upon actual performance attained. The Company pays 50 percent of a Named Executive Officer’s targeted annual bonus when the Company achieves a level of performance equal to approximately 80 percent of the established target-level performance criteria and up to 150 percent of a Named Executive Officer’s targeted annual bonus when the Company achieves a level of performance equal to approximately 150 percent of the established target-level performance criteria. If the Company achieves less than approximately 80 percent of the established target-level performance, then no payout is made. Each of the established performance criteria is measured individually so it is possible to achieve different levels of performance with respect to different performance criteria.

The actual amount of a Named Executive Officer’s annual bonus is calculated by multiplying (i) the Named Executive Officer’s actual base salary earnings for the applicable year by (ii) the Named Executive Officer’s target award percentage and (iii) the overall Company performance actually attained. The Board reserves discretion to adjust incentive awards upward or downward by up to 20% based on its subjective determination of individual performance. However, the net of these adjustments may not increase the total bonus award paid to all under the annual bonus plan.

For 2011, the Board approved performance goals under the AIP based upon a combination of financial measures and business objectives. The financial measures, which we refer to as the Budgeted Financial Measures, were based on EBITDAR and were weighted as 75 percent of the total. The business objectives, which we refer to as the Budgeted Business Objectives and, together with the Budgeted Financial Measures, as the Budgeted Performance Goals, accounted for the remaining 25 percent and were based upon the following criteria, weighted as indicated: a measure of recordable injuries per employee hours worked (12.5 percent); number of releases and gallons released as reported to the National Response Center (6.25 percent); and allisions, collisions and groundings per million barge miles (6.25 percent). The Board also determined that the Budgeted Business Objectives would not pay above target levels unless the threshold level performance was met for the Budgeted Financial Measures.

In 2011, the Board established a Budgeted Financial Measure that required achievement of $162.1 million for EBITDAR. In addition, the Board established Budgeted Business Objectives that required exceptional performance to ensure that the annual bonus payment maintains its performance-based nature and does not become and is not perceived as an entitlement. In 2011, the Company achieved $138.5 million for EBITDAR, which was adjusted for the affects of the flooding to $154.3 million. Accordingly, the Named Executive Officers were eligible to receive bonuses under the AIP for 2011. In connection with the restructuring of our management team during 2011, certain Named Executive Officers received awards under the AIP that were negotiated as part of their severance arrangements. In addition, certain Named Executive Officers who commenced employment with us during 2011 were entitled to receive minimum bonuses under the AIP for 2011 as well as the opportunity to participate in a higher level of bonus if the Company met its performance goals. The actual performance-based amounts paid to each Named Executive Officer under the AIP are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The target, threshold and maximum bonus awards, as well as the minimum bonus amount, if any, to which the Named Executive Officer was entitled during 2011, are shown in the Grants of Plan-Based Awards for 2011 table below.

Long Term Incentive Bonus  —  Performance Units

On April 12, 2011, Finn adopted the Plan to provide incentives to key employees of Finn and its subsidiaries, including our Named Executive Officers, to maximize Finn’s performance and to provide maximum returns for Finn’s stockholders. The Plan is administered by the compensation committee of Finn’s board of directors, which we refer to as the Plan Committee. Under the Plan, participants are granted performance units, the value of which appreciate when and as the value of Finn increases from and after the date of grant. Participants in the Plan may be entitled to receive compensation for their matured performance units if certain “qualifying events” occur during the participant’s employment with the Company. These qualifying events include the occurrence of either (i) a sale of some or all of Finn common stock by its stockholders, or (ii) Finn’s payment of a cash dividend. The Plan Committee has the authority to determine who is eligible to receive awards under the Plan, the size and timing of the awards granted and the schedule upon which performance units mature. The Plan will expire April 1, 2016 and all performance units will terminate upon the expiration of the Plan, unless sooner terminated pursuant to the terms of the Plan.

In May 2011, the Plan Committee awarded performance units to Ms. Landry and Messrs. Ryan, Bridwell, McDonald and Braman. Messrs. Knoy, Huls, Tobin and Blocker received awards of performance units under the Plan in February 2012. The performance units generally mature in three equal annual installments on December 19 of each year for Ms. Landry and Messrs. Bridwell and McDonald and on the anniversary of their hire date for Messrs. Knoy, Huls, Tobin and Blocker, subject to forfeiture upon the participant’s termination of employment. The awards granted to Messrs. Braman and Ryan were forfeited upon their resignations.

When determining the number of performance units granted for each Named Executive Officer, the Plan Committee considered the nature and responsibility of the position and the recommendations of the CEO (except as to his own grant) and certain Platinum executives.

PERQUISITES AND OTHER PERSONAL BENEFITS

As a general rule, the Company does not provide perquisites and other personal benefits to its Named Executive Officers, who are eligible under the same plans as all other employees for health, welfare and retirement benefits. However, Mr. Ryan, our former CEO, was granted a Company car at no cost to him during 2011. At the time Mr. Ryan left the Company, he was transferred ownership of the car as a part of his severance agreement. In addition, to assist the Company with its recruiting efforts during 2011, the Company agreed to provide certain additional benefits to individual Named Executive Officers. The Company provided Messrs. Huls and Blocker with partial reimbursement for the cost of COBRA premiums incurred by them during the thirty days prior to their becoming eligible to participate in ACL’s plans. The Company also agreed to provide relocation assistance, including reimbursement for closing costs associated with the sale of an old home and purchase of a new home and for income taxes payable as a result of such relocation assistance, as well as temporary living and commuting expenses to certain of the Named Executive Officers who commenced employment with the Company during 2011. The Company does not consider these benefits to be a significant component of executive compensation but believes they were an important factor in recruiting talented executives during 2011.

EMPLOYMENT AND SEVERANCE AGREEMENTS

ACL has entered into letter employment agreements with each of our Named Executive Officers, including those Named Executive Officers who commenced employment during 2011. These agreements are generally negotiated at hire and may provide limited severance benefits as a means to attract and retain individuals with superior ability and managerial talent. We believe that the employment agreements with Named Executive Officers provide stability to and protect both the individual Named Executive Officers and our Company.

Mark K. Knoy

On July 22, 2011, ACL entered into an employment letter agreement with Mark K. Knoy, the President and Chief Executive Officer of ACL. Under the terms of his employment letter agreement, Mr. Knoy: (a) will receive a base salary of $450,000 per year, (b) received a one-time sign-on bonus of $100,000, which is reimbursable on a prorated basis in the event he is terminated by ACL for cause or he resigns without good reason within twelve months of his starting date, (c) is eligible to receive an annual target bonus of 75 percent of his base salary subject to meeting certain performance criteria, (d) if he remained employed December 31, 2011, is eligible to receive a guaranteed bonus of $338,000 along with an additional $100,000 one-time incentive payment, (e) is eligible to participate in the Plan with an allocation of performance units equal to 2.0 percentage points which represents 25% of the management allocation pool, (f) is eligible to receive up to $100,000 in relocation expenses, and (f) is eligible to receive any other perquisites and benefits offered by ACL. In the event Mr. Knoy’s employment is terminated by ACL without cause or by Mr. Knoy for good reason, Mr. Knoy is entitled to (a) 12 months severance based on his then current base salary, and (b) a pro-rated bonus based on the level of achievement of AIP objectives as of the date of termination.

David J. Huls

On July 22, 2011, ACL entered into an employment letter agreement with David J. Huls, the Senior Vice President and Chief Financial Officer of ACL. Under the terms of his employment letter agreement, Mr. Huls: (a) will receive a base salary of $305,000 per year, (b) is eligible to receive an annual target bonus of 65 percent of his base salary subject to meeting certain performance criteria, (c) is eligible to participate in the Plan with an allocation of performance units equal to 8.75 percentage points of the total employee performance units allocated to the Plan, (d) is eligible to receive certain relocation expenses as more fully described in the letter, and (e) is eligible to receive any other perquisites and benefits offered by ACL. In the event Mr. Huls’ employment is terminated by ACL without cause, Mr. Huls is entitled to 12 months severance based on his then current base salary. Mr. Huls has agreed that following his termination of employment for any reason he will not solicit for hire individuals who were employed by the Company or its affiliates during the six months prior to his termination or, for a period of 12 months following his termination, solicit any acquisition target, customer or prospect of the Company or its affiliates that was being pursued, or which Mr. Huls had contact with or became aware of, during the six months prior to his termination.

Robert Blocker

On September 6, 2011, ACL entered into an employment letter agreement with Robert Blocker, the Senior Vice President Sales and Customer Service of ACL. Under the terms of his employment letter agreement, Mr. Blocker: (a) will receive a base salary of $250,000 per year, (b) received a one-time sign-on bonus of $50,000, (c) is eligible to receive a retention bonus of $50,000 following his one year anniversary with ACL, (d) is eligible to receive an annual target bonus of 65 percent of his base salary subject to meeting certain performance criteria, which shall be a minimum guaranteed bonus of $121,875 for 2011, (e) is eligible to participate in the Plan with an allocation of performance units equal to 6.25 percentage points of the total employee performance units allocated to the Plan, (f) is eligible to receive up to $100,000 in relocation expenses, and (g) is eligible to receive any other perquisites and benefits offered by ACL. On September 7, 2011, ACL entered into an addendum to Mr. Blocker’s employment letter agreement providing that in the event Mr. Blocker’s employment is terminated by ACL without cause during the first year of employment, Mr. Blocker is entitled to 6 months severance based on his then current base salary.

Paul Tobin

On October 10, 2011, ACL entered into an employment letter agreement with Paul Tobin, the Chief Operating Officer of ACL. Under the terms of his employment letter agreement, Mr. Tobin: (a) will receive a base salary of $260,000 per year, (b) is eligible to receive an annual target bonus of 65 percent of his base salary subject to meeting certain performance criteria, and in the event Mr. Tobin remains employed through the date of the 2011 bonus payout, 75% of his 2011 bonus is guaranteed at $126,750 and 25% of the bonus would be calculated against target attainment beyond 100%, if any, (c) is eligible to participate in the Plan with an allocation of performance units equal to 6.25 percentage points of the total employee performance units allocated to the Plan, (d) is eligible to receive up to $100,000 in relocation expenses, and (e) is eligible to receive any other perquisites and benefits offered by ACL. In the event Mr. Tobin’s employment is terminated by ACL without cause during the first year of employment, Mr. Tobin is entitled to 6 months severance based on his then current base salary. Mr. Tobin has agreed that following his termination of employment for any reason he will not solicit for hire individuals who were employed by the Company or its affiliates during the six months prior to his termination or, for a period of 12 months following his termination, solicit any acquisition target, customer or prospect of the Company or its affiliates that was being pursued, or which Mr. Tobin had contact with or became aware of, during the six months prior to his termination.

Dawn R. Landry

On April 25, 2008, ACL entered into an employment letter agreement with Dawn R. Landry, Senior Vice President and General Counsel of ACL. Under the terms of her employment letter agreement, Ms. Landry: (a) will receive a base salary of $225,000 per year, subject to change from time to time based on job performance, (b) will be eligible to receive an annual AIP target bonus of up to 65 percent of her annual base earnings subject to meeting certain performance criteria, (c) will be eligible to receive target Long-Term Incentive opportunity equal to 100 percent of annual base earnings, subject to approval by the board of directors, and (d) was eligible to receive any other perquisites and benefits offered by ACL. On January 14, 2012, ACL entered into an addendum to her employment letter agreement providing that in the event her employment is terminated without cause, Ms. Landry is entitled to an amount equal to 12 months of her then current base salary.

Paul Bridwell

On January 6, 2011, ACL entered into an employment letter agreement with Paul Bridwell, Chief Restructuring Officer of ACL. Under the terms of his employment letter agreement, Mr. Bridwell: (a) will receive a base salary of $400,000 per year, subject to change from time to time based on job performance, (b) will be eligible to receive an annual AIP target bonus of up to 70 percent of his actual base earnings, 30% of which is guaranteed and paid quarterly at the end of each calendar quarter, (c) will be eligible to participate in the management-level equity plan and will receive an award equal to 70% of the units allocated to the Company’s chief operating officer, and (d) was eligible to receive any other perquisites and benefits offered by ACL. Mr. Bridwell has agreed that following his termination of employment for any reason he will not solicit for hire individuals who were employed by the Company or its affiliates during the six months prior to his termination or, for a period of 12 months following his termination, solicit any acquisition target, customer or prospect of the Company or its affiliates that was being pursued, or which Mr. Bridwell had contact with or became aware of, during the six months prior to his termination.

Brian McDonald

On January 7, 2011, ACL entered into an employment letter agreement with Brian McDonald, Vice President, Restructuring of ACL. Under the terms of his employment letter agreement, Mr. McDonald will receive a base salary of $260,000 per year, subject to change from time to time based on job performance. On April 5, 2011, ACL entered into a supplement to the employment letter agreement with Mr. McDonald. Under the terms of the supplement, Mr. McDonald agreed to act as Interim Chief Financial Officer until a Chief Financial Officer of ACL was appointed. The supplement also provides that Mr. McDonald: (a) will receive a base salary of $300,000 per year during his service as ICFO, and (b) will be eligible to receive an annual AIP target bonus of up to 50 percent of his annual base earnings subject to meeting certain performance criteria.

SUMMARY COMPENSATION TABLE FOR 2011

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(18)	Option Awards ($)(18)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)		Total ($)
Michael P. Ryan	2011	$269,290	$—		$0	$0	$37,273	$50,697	$252,203	(3)	$609,462	(19)
President and Chief	2010	$425,769	$—		$278,944	$318,763	$442,491	$29,882	$10,497		$1,506,346
Executive Officer	2009	$425,000	$—		$169,611	$322,096	$177,894	$19,419	$16,960		$1,130,980
Paul Bridwell	2011	$400,000	$120,000	(4)	$0	$0	$135,388	$—	$33,546	(5)	$688,934
Interim CEO &
Chief Restructuring Officer
Mark Knoy	2011	$179,135	$538,000	(6)	$0	$0	$0	$—	$27,038	(7)	$744,173
President and Chief
Executive Officer
Thomas R. Pilholski	2011	$85,000	$—		$0	$0	$52,812	$—	$230,217	(8)	$368,029	(20)
Senior Vice President,	2010	$325,000	$—		$142,245	$162,493	$248,820	$—	$9,800		$888,358
Chief Financial Officer and Treasurer	2009	$325,000	$—		$86,464	$164,206	$106,109	$—	$9,800		$691,579
Brian McDonald	2011	$276,075	$—		$0	$0	$125,904	$—	$27,676	(9)	$429,655
Interim CFO &
Vice President Restructuring
David Huls	2011	$105,186	$—		$0	$0	$62,361	$—	$21,932	(10)	$189,479
Senior Vice President, &
Chief Financial Officer
William A Braman	2011	$193,500	$—		$0	$0	$100,500	$—	$69,110	(11)	$363,110	(21)
Senior Vice President,	2010	$230,256	$—		$70,603	$80,646	$181,329	$—	$10,336		$573,169
and Chief Operating Officer
Dawn R. Landry	2011	$225,000	$—		$0	$0	$133,395	$—	$9,800	(12)	$368,195	(22)
Senior Vice President,	2010	$225,000	$—		$98,671	$112,492	$202,659	$—	$9,800		$648,622
And General Counsel	2009	$225,000	$—		$59,858	$113,680	$93,865	$—	$9,800		$502,203
Richard W. Spriggle	2011	$52,083	$—		$0	$0	$0	$—	$208,198	(13)	$260,281	(23)
Senior Vice President,	2010	$250,000	$—		$109,428	$124,982	$225,176	$—	$9,800		$719,386
Human Resources	2009	$250,000	$—		$66,515	$126,310	$97,040	$—	$53,286		$593,151
Robert Blocker	2011	$70,192	$171,875	(14)	$0	$0	$26,341	$8,893	$9,156	(15)	$286,457
Senior Vice President,
Sales & Customer Service
Paul Tobin	2011	$39,500	$126,750	(16)	$0	$0	$38,536	$—	$2,914	(17)	$207,700
Senior Vice President, and Chief Operating Officer

(1)	AIP payments received February 29, 2012 for year 2011 performance.

(2)	As of December 31, 2011, represents 12 months from previous valuation date of December 31, 2010.

(3)	Includes $8,508 cash out of accrued vacation; $43,267 for personal car; $113 for service award; $168,750 for severance; $21,765 for tax gross-up and $9,800 in Company 401(k) contributions.

(4)	Guaranteed minimum bonus for 2011.

(5)	Includes $12,483 for commuting expenses, $11,263 for tax gross-up and $9,800 in Company 401(k) contributions.

(6)	Includes sign on bonus and guaranteed bonus for 2011.

(7)	Includes $17,216 in Relocation expenses, and $9,821 in tax gross-up.

(8)	Includes $3,750 cash out of accrued vacation; $216,667 for severance; and $9,800 in Company 401(k) contributions.

(9)	Includes $9,037 for commuting expenses, $2,745 for insurance premiums, $6,151 for tax gross-ups and $9,743 in Company 401(k) contributions.

(10)	Includes $15,080 for relocation expenses, and $6,852 for tax gross-ups.

(11)	Includes $1,000 cash out of accrued vacation; $65,000 for severance; and $3,110 in Company 401(k) contributions.

(12)	Company 401(k) contributions.

(13)	Includes $481 cash out of accrued vacation; $197,917 for severance; and $9,800 in Company 401(k) contributions.

(14)	Includes sign on bonus and minimum guaranteed bonus for 2011.

(15)	Includes $5,326 for relocation expenses, $1,000 for insurance premiums and $2,830 for tax gross-ups.

(16)	Guaranteed minimum bonus for 2011.

(17)	Includes $1,824 for relocation expenses and $1,090 for tax gross-ups.

(18)	Dollar values reflect the aggregate grant date fair value of equity awards granted within the fiscal year computed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 for stock-based compensation (Formerly FAS 123R). For a discussion of the assumptions used in determining these values, see Note 14 to our 2010 audited financial statements included in the Form 10-K.

(19)	Does not include $1,276,720 of value that was paid on March 4, 2011 pursuant to an extraordinary dividend on Finn Holding Corporation shares.

(20)	Does not include $650,907 of value that was paid on March 4, 2011 pursuant to an extraordinary dividend on Finn Holding Corporation shares.

(21)	Does not include $322,958 of value that was paid on March 4, 2011 pursuant to an extraordinary dividend on Finn Holding Corporation shares.

(22)	Does not include $450,598 of value that was paid on March 4, 2011 pursuant to an extraordinary dividend on Finn Holding Corporation shares.

(23)	Does not include $500,716 of value that was paid on March 4, 2011 pursuant to an extraordinary dividend on Finn Holding Corporation shares.

GRANTS OF PLAN-BASED AWARDS FOR 2011

	Performance Units Grant Date (b)	Number of Performance Units Granted (#) (f)(4)						Grant Date Fair Value of Stock and Option Awards ($) (g)
				Estimated Future Payouts
				Under Non-Equity
				Incentive Plan Awards (1)
Name (a)				Threshold ($) (c)		Target ($) (d)	Maximum ($) (e)
Michael P. Ryan	5/12/2011	15,870,000	(2)	$168,750		$337,500	$506,250	$0
Paul Bridwell	5/12/2011	3,220,000		$140,000	(3)	$280,000	$420,000	$0
Mark Knoy	2/13/2012			$338,000		$338,000	$506,250	$0
Thomas R. Pilholski	n/a			$105,625		$211,250	$316,875	$0
Brian McDonald	5/12/2011	230,000		$89,724		$179,449	$269,173	$0
David Huls	2/12/2012			$99,125		$198,250	$297,375	$0
William A Braman	5/12/2011	3,220,000	(2)	$81,250		$162,500	$243,750	$0
Dawn R. Landry	5/12/2011	920,000		$73,125		$146,250	$219,375	$0
Richard W. Spriggle	n/a			$81,250		$162,500	$243,750	$0
Robert Blocker	2/13/2012			$121,875	(5)	$162,500	$243,750	$0
Paul Tobin	2/13/2012			$126,750	(6)	$169,000	$253,500	$0

(1)	Represents awards granted under the Company’s 2011 Annual Incentive Plan (“AIP”). The Committee adopted the AIP on July 14, 2011. These amounts are based on the Named Executive Officer’s annual salary.

(2)	Forfeited upon termination.

(3)	Mr. Bridwell was guaranteed a minimum bonus for 2011 of $120,000.

(4)	Represents performance units granted under the Finn Holding Corporation 2011 Participation Plan.

(5)	Mr. Blocker was guaranteed a minimum bonus for 2011 of $121,875.

(6)	Mr. Tobin was guaranteed a minimum bonus for 2011 of $126,750.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

		Option Awards							Stock Awards
		Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares of Units of Stock That Have Not Vested		Market Value of Shares of Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name		Exercisable		Unexercisable		(#)	($)	Date	(#)		($)		(#)		($)(2)
Michael P. Ryan	(3)	—		—		—	—	—	—		—		—		—
Paul Bridwell		—		—		—	—	—	—		—		—		—
Mark Knoy		—		—		—	—	—	—		—		—		—
Thomas R. Pilholski	(4)	—		—		—	—	—	—		—		—		—
Brian McDonald		—		—		—	—	—	—		—		—		—
David Huls		—		—		—	—	—	—		—		—		—
William A Braman	(5)	—		—		—	—	—	—		—		—		—
Dawn R. Landry		435.67	(7)	435.67	(7)	—	$48.31	3/9/2019	—		—		—		—
		188.02	(8)	376.06	(8)	—	$48.31	2/15/2020	—		—		—		—
		—		—		—	—	—	405.11	(9)	$81,630	(1)	—		—
		—		—		—	—	—	183.36	(10)	$36,947	(1)	—		—
		—		—		—	—	—	—		—		405.11	(11)	$81,630
		—		—		—	—	—	—		—		183.36	(12)	$36,947
Richard W. Spriggle	(6)	—		—		—	—	—	—		—		—		—
Robert Blocker		—		—		—	—	—	—		—		—		—
Paul Tobin		—		—		—	—	—	—		—		—		—

(1)	Values based on a share price of $201.50 as of December 31, 2011.

(2)	Values based on a share price of $201.50 as of December 31, 2011.

(3)	Mr. Ryan’s employment ended on July 28, 2011.

(4)	Mr. Pilholski’s employment ended on April 5, 2011.

(5)	Mr. Braman’s employment ended on October 3, 2011.

(6)	Mr. Spriggle’s empoyment ended on March 10, 2011.

(7)	On March 9, 2009, Ms. Landry received 1,307.01 stock options. 435.67 options vested on the first anniversary (and were cashed out at the time of the acquisiton). 435.67 options vested on the second anniversary and 435.67 will vest on the third anniversary.

(8)	On February 15, 2010, Ms. Landry received 564.08 stock options. 188.02 options vested on the first anniversary. 188.03 options will vest on the second anniversary and 188.03 on the third anniversary.

(9)	On March 9, 2009, Ms. Landry received an award of 405.11 time-vested restricted units. The units vest on March 9, 2012.

(10)	On February 15, 2010, Ms. Landry received an award of 183.36 time-vested restricted units. The units vest on February 15, 2013.

(11)	On March 9, 2009, Ms. Landry received an award of 405.11 performance-based restricted stock units. The units vest on March 9, 2012. These performance-based units were converted to time-vested restricted stock units upon acquisition by Finn Holding.

(12)	On February 15, 2010, Ms. Landry received an award of 183.36 performance-based restricted stock units. The units vest on February 15, 2013. These performance-based units were converted to time-vested restricted stock units upon acquisition by Finn Holding.

OPTION EXERCISES AND STOCK VESTED FOR 2011

	Options Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Received on Vesting ($)
Michael P. Ryan	(1)	4,067.09	$623,038	3,498.26	$747,143	(3)
Paul Bridwell		—	$—	—	$—
Mark Knoy		—	$—	—	$—
Thomas R. Pilholski	(2)	2,073.40	$317,624	1700.20	$342,590	(4)
Brian McDonald		—	$—	—	$—
David Huls		—	$—	—	$—
William A Braman	(2)	1,028.80	$157,602	843.62	$169,989	(5)
Dawn R. Landry		—	$—	—	$—	(6)
Richard W. Spriggle	(2)	1,594.82	$244,310	1,307.94	$263,550	(7)
Robert Blocker		—	$—	—	$—
Paul Tobin		—	$—	—	$—

(1)	163.42 Restricted stock units vested on Feb 21, 2011 at a value of $75,173 ($460 per share). All other shares and options were vested and exercised upon termination ($201.50 per share).

(2)	All shares and options were vested and exercised upon termination ($201.50 per share).

(3)	Does not include $1,276,720 of value that was paid on March 4, 2011 pursuant to an extraordinary dividend on Finn Holding Corporation shares.

(4)	Does not include $650,907 of value that was paid on March 4, 2011 pursuant to an extraordinary dividend on Finn Holding Corporation shares.

(5)	Does not include $322,958 of value that was paid on March 4, 2011 pursuant to an extraordinary dividend on Finn Holding Corporation shares.

(6)	Does not include $450,598 of value that was paid on March 4, 2011 pursuant to an extraordinary dividend on Finn Holding Corporation shares.

(7)	Does not include $500,716 of value that was paid on March 4, 2011 pursuant to an extraordinary dividend on Finn Holding Corporation shares.

PENSION BENEFITS FOR 2011

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)		Payments During Last Fiscal Year ($)
Michael P. Ryan	ACL LLC Pension Plan	5.7	$146,884		0
Robert Blocker	ACL LLC Pension Plan	7.0	$37,687	(2)	0

(1)	Values of Accumulated Benefits at December 31, 2011, the ACL LLC Pension Plan’s measurement date. Note that remaining Named Executive Officers have no Accumulated Benefit under the Company’s Pension Plan.

(2)	The amounts listed above are based on Mr. Blocker’s original service with ACL. He is no longer accruing an additional benefit.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Each of our Named Executive Officers other than Messrs. Bridwell and McDonald is party to an employment letter agreement that provides for severance entitlements upon certain terminations of employment. For a description of these agreements, see “Employment and Severance Agreements” above. The following table provides the dollar value of potential payments and benefits that each Named Executive Officer would be entitled to receive from the Company and its affiliates upon certain terminations of employment and upon a change in control of ACL, assuming that the termination or change in control occurred on December 31, 2011, and the price per share of Finn’s common stock equaled $201.50, the estimated value of Finn’s common stock as of December 31, 2011.

	Termination Without Cause or for Good Reason					Any Other
		Equity		Prorated		Termination
Name	Salary	Awards		Bonus	Total	Salary	Other	Total
Paul Bridwell	0	0		0	0	0	0	0
Mark Knoy	450,000	0		337,500	787,500	0	0	0
Brian McDonald	0	0		0	0	0	0	0
David Huls	305,000	0		0	305,000	0	0	0
Dawn R. Landry	225,000	457,045	(1)	0	682,045	0	0	0
Robert Blocker	125,000	0		0	125,000	0	0	0
Paul Tobin	130,000	0		0	130,000	0	0	0

(1)	Ms. Landry’s unvested and unexcersized equity awards would be accelerated only if the termination without cause or for good reason took place within one year following a change in control.

Separation Agreements

As discussed in “Changes to Management Team During 2011” above, 2011 was a transformational one for our Company and its senior management team as we transitioned from being a publicly held to a privately held company. Several of our Named Executive Officers terminated employment with us during 2011. In connection with these terminations, we entered into separation agreements with each of Messrs. Ryan, Pilholski, Braman and Spriggle. The terms of these agreements are described below.

Michael Ryan

On August 16, 2011, we entered into a separation agreement with Mr. Ryan pursuant to which he is entitled to receive severance benefits including $450,000.00 in twenty-four equal installments over a period of twelve months; a lump sum payment of $37,273.00 representing a prorated bonus; a lump sum payment of $50,677.50 for a buy-out of the lease of his automobile; and up to $6,000 for outplacement services. The agreement notes that Finn will exercise its management securities call right for securities owned by Mr. Ryan. The agreement also contains a general release by Mr. Ryan, a confidentiality provision and other customary provisions.

Thomas Pilholski

On April 20, 2011, we entered into a separation agreement with Mr. Pilholski pursuant to which he is entitled to receive severance benefits including payment of his annual salary in twenty-four equal installments over a period of twelve months; a prorated bonus based on achievement of objectives for the period ending March, 31, 2011; and up to $6,000 for outplacement services. The agreement notes that Finn will exercise its management securities call right for securities owned by Mr. Pilholski. The agreement also contains a general release by Mr. Pilholski, a confidentiality provision and other customary provisions.

William Braman

On October 3, 2011, we entered into a separation agreement with Mr. Braman pursuant to which he is entitled to receive severance benefits including $260,000.00 in twenty-four equal installments over a period of twelve months; and a lump sum payment representing a prorated bonus estimated at $100,500.00. The agreement notes that Finn will exercise its management securities call right for securities owned by Mr. Braman. The agreement also contains a general release by Mr. Braman, a confidentiality provision and other customary provisions.

Richard Spriggle

On March 21, 2011, we entered into a separation agreement with Mr. Spriggle pursuant to which he is entitled to receive severance benefits including payment of his annual salary in twenty-four equal installments over a period of twelve months; and up to $6,000 for outplacement services. The agreement notes that Finn will exercise its management securities call right for securities owned by Mr. Spriggle. The agreement also contains a general release by Mr. Spriggle, a confidentiality provision and other customary provisions.

RISK ASSOCIATED WITH COMPENSATION POLICIES

The Company believes its compensation policies represent an appropriate balance of incentives and do not encourage our executives to take unnecessary or excessive risks when managing the Company’s business. The Company conducted an internal risk assessment of its compensation policies and practices. This risk assessment included analysis of the risks associated with compensation practices for the Named Executive Officers and all employees covered by the Company’s compensation policies. As a part of this review, the Company reviewed the AIP as well as the Plan. As a result of this review, the Company concluded that its compensation policies were directly aligned with long-term stockholder interests through their link to the Company’s performance and do not create risks that are reasonably likely to have a material adverse effect on the Company.

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plans

The table below outlines the number of shares of our common stock that are subject to outstanding options and stock unit awards granted under our stock compensation plans, the per share weighted-average exercise price of those options and stock unit awards, and the number of shares of Company common stock remaining available for future awards under the current stock compensation plans. The numbers in the table are as of December 31, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	5,133	55.62	8,799
Equity compensation plans not approved by stockholders	—		—

Total	5,133	55.62	8,799

(1)	Includes 2,276 performance share units and restricted stock units. All remaining restricted stock units and performance share units are time vested units that vest on various anniversary dates of the grant dates through 2013. These shares do not carry an exercise price and therefore are not included in the weighted average exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In 2011, no executive officers of the Company served on the board of directors or compensation committee of another entity, any of whose executive officers served on the Board or Compensation Committee of the Company.

BOARD REPORT ON COMPENSATION DISCUSSION AND ANALYSIS

Although the Board has designated a compensation committee of Platinum executives to assist with certain decisions and administration of certain plans, all decisions related to Named Executive Officers are made by the Board. The compensation committee does not oversee all executive compensation and therefore has not reviewed or approved the Compensation Discussion and Analysis.

After reviewing and discussing with management the Compensation Discussion and Analysis, the Board approved the inclusion of the Compensation Discussion and Analysis in the Company’s Annual Report on 10-K for the year ended December 31, 2011.

BY THE BOARD OF DIRECTORS

Eva M. Kalawski

Mary Ann Sigler

AUDIT COMMITTEE REPORT

The following Report of the Audit Committee shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act or the Exchange Act or incorporated by reference in any document so filed.

In March 2011, Mary Ann Sigler was appointed as the sole member of the Audit Committee. The Audit Committee assists the Board with oversight of integrity of financial statements, adequacy of internal accounting and financial controls, compliance with ethics policies and legal and regulatory requirements, independent auditor’s qualifications, independence and performance and performance of the internal audit function. Management has primary responsibility for the Company’s internal controls and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Ernst & Young LLP (“E&Y”), the Company’s independent registered public accounting firm, are in turn responsible for performing an audit of the Company’s consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (U.S.) and issuing a report thereon. While the Chairman of the Audit Committee is an audit committee financial expert as such term is defined in Item 401(h) of Regulation S-K of the Exchange Act, members of the Audit Committee should not be assumed to be accounting experts and are not deemed to have accepted a duty of care greater than other members of the Board. In discharging their responsibilities, the Audit Committee members rely on the representations made, and information provided to them, by management and the independent accountants. In this context, the Audit Committee reports as follows:

•

The Audit Committee has reviewed and discussed the Company’s audited financial statements with management. During the course of these discussions, management represented to the Audit Committee that the audited financial statements were prepared in accordance with generally accepted accounting principles.

•	The Audit Committee has discussed with E&Y the matters required to be discussed by statement on Auditing Standards No. 114.

•

The Audit Committee has received the written disclosures and the letter from E&Y required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence and has discussed such matters with E&Y.

Relying on these reviews and discussions, the Audit Committee recommended to the Board, and the Board approved, the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

THE AUDIT COMMITTEE

Mary Ann Sigler

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF COMMERCIAL BARGE LINE COMPANY

All shares of Company stock are indirectly owned by Finn. The following table sets forth the beneficial ownership of Finn as of February 15, 2011 for the following: (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock; (ii) each member of the Board; (iii) each Named Executive Officer (as defined under “Compensation Discussion and Analysis” below) of the Company; and (iv) all Directors and executive officers of the Company as a group.

Shareholder		Number of Shares	Percent of Class
Platinum Equity Capital Finn Partners I, L.P.	360 North Crescent Drive, Beverly Hills, California	107,731.05	10.8
Platinum Equity Capital Finn Partners II, L.P.	360 North Crescent Drive, Beverly Hills, California	619,270.16	61.9
Platinum Equity Capital Partners-A II, L.P.	360 North Crescent Drive, Beverly Hills, California	115,200.00	11.5
Platinum Equity Capital Partners-PF II, L.P.	360 North Crescent Drive, Beverly Hills, California	117,798.79	11.8
Platinum Finn Principals, LLC	360 North Crescent Drive, Beverly Hills, California	40,000.00	4.0
Eva Monica Kalawski	360 North Crescent Drive, Beverly Hills, California	—	—
Mary Ann Sigler	360 North Crescent Drive, Beverly Hills, California	—	—

Shareholder		Number of Shares		Percent of Class
Dawn R. Landry	1701 East Market Street, Jeffersonville, Indiana	2057.61	(1)	*
Mark K. Knoy	1701 East Market Street, Jeffersonville, Indiana	—		—
David J. Huls	1701 East Market Street, Jeffersonville, Indiana	—		—
Robert Blocker	1701 East Market Street, Jeffersonville, Indiana	—		—
Paul Tobin	1701 East Market Street, Jeffersonville, Indiana	—		—
Directors and Executive Officers as a group				*

*	less than one percent

(1)	This amount excludes 366.72 shares of restricted stock and options to purchase 188.03 shares of common stock that will not vest within 60 days of February 15, 2012. This amount includes 435.67 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 15, 2012. This amount also includes 810.22 shares of restricted stock that will vest within 60 days of February 15, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence. At this time we are not subject to the independence requirements of any applicable listing standards. Accordingly, we have not assessed the independence of our Board. None of our directors are independent, however, for audit committee purposes.

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

Item 14.	Principal Accounting Fees and Services.

Disclosure of Auditor Fees

The description of the fees billed to the Company by Ernst & Young LLP (“E&Y”) during the years ended December 31, 2011 and 2010 is set forth below.

	2011	2010
Audit Fees(1)	$865,300	$926,300
Audit-Related Fees(2)	65,000	101,700
Tax Fees(3)	38,550	39,850

Total Fees	$968,550	$1,067,850

(1)	Audit Fees were for professional services rendered for the audits of consolidated financial statements of the Company, consents, and assistance with review of documents and registration statements filed with the SEC.

(2)	Audit-Related Fees were for professional services rendered for financial statement audits of employee benefit plans.

(3)	Tax Fees were for permissible tax services including U.S. and foreign tax compliance, tax planning and tax advice that did not impair the independence of the auditor and that were consistent with the SEC’s rules on auditor independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report

1. The Company’s Consolidated Audited Financial Statements required to be filed as a part of this Annual Report are included in Part II, Item 8 “Financial Statements and Supplementary Data.”

2. All other financial statement schedules other than Schedule II are omitted because the required information is not applicable or because the information called for is included in the Company’s Consolidated Audited Financial Statements or the Notes to Consolidated Audited Financial Statements.

3. Exhibits  —  The exhibits listed on the accompanying Exhibit Index filed or incorporated by references as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “± ‘” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 18, 2010, by and among American Commercial Lines Inc., Finn Holding Corporation and Finn Merger Corporation (incorporated by reference to the Company’s Form 8-K, filed on October 18, 2010)
3.1	Amended and Restated Certificate of Incorporation of Commercial Barge Line Company (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 31, 2011)
3.2	Amended and Restated Bylaws of Commercial Barge Line Company (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 31, 2011)
4.1	Indenture, dated as of July 7, 2009, by and among Commercial Barge Line Company, the guarantors named therein (which include American Commercial Lines Inc.), and The Bank of New York Mellon Trust Company, N.A., as trustee with respect to senior secured debt securities (Incorporated by reference to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009)
4.2	Form of Notes representing $200,000,000 principal amount of 12 1/2% Senior Secured Notes due 2017, dated July 7, 2009. (Incorporated by reference to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009)
10.1	Intercreditor Agreement, dated as of July 7, 2009 among Bank of America, N.A. as administrative agent, collateral agent and security trustee, The Bank of New York Mellon Trust Company, N.A., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services and Jeffboat LLC. (Incorporated by reference to the Registration Statement on Form S-4 of Commercial Barge Line Company and American Commercial Lines Inc., filed on October 2, 2009)
10.2	Credit Agreement dated as of December 21, 2010, by and among American Commercial Lines, Inc., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services LLC and Jeffboat LLC, as borrowers, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on December 23, 2010)
10.3	First Amendment to Credit Agreement dated as of February 7, 2011 by and among American Commercial Lines, Inc., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services LLC and Jeffboat LLC, as borrowers, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 31, 2011)
10.4	Second Amendment to Credit Agreement dated as of February 25, 2011 by and among American Commercial Lines, Inc., Commercial Barge Line Company, American Commercial Lines LLC, ACL Transportation Services LLC and Jeffboat LLC, as borrowers, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto. (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 31, 2011)
10.5	Security Agreement, dated as of December 21, 2010, by and among American Commercial Lines, Inc., Commercial Barge Line Company, American Commercial Lines, LLC, ACL Transportation Services LLC and Jeffboat LLC, as grantors, and Wells Fargo Capital Finance, LLC, as agent. (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on December 23, 2010)
10.6	Supplement to Intercreditor Agreement, dated as of December 21, 2010 among Wells Fargo Capital Finance, LLC as administrative agent, collateral agent and security trustee, The Bank of New York Mellon Trust Company, N.A., Commercial Barge Line Company, American Commercial Liens LLC, ACL Transportation Services and Jeffboat LLC. (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on December 23, 2010)

Exhibit No.	Description
10.7	General Continuing Guaranty, dated as of December 21, 2010 by Finn Intermediate Holding Corporation and American Commercial Lines Inc., as guarantors, in favor of Wells Fargo Capital Finance, LLC, as agent. (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on December 23, 2010)
10.11±	2008 Omnibus Incentive Plan (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on May 19, 2008)
10.12±	Form of Non-Qualified Stock Option Agreement for Executives (Incorporated by reference to Exhibit 10.2 to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on May 19, 2008.
10.13±	Form of Restricted Stock Unit Agreement (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on April 3, 2009)
10.14±	Form of Performance Based Restricted Stock Unit Agreement for Executives (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on April 3, 2009)
10.15±	Employment Letter Agreement, dated as of April 25, 2008, by and between American Commercial Lines LLC and Dawn Landry (Incorporated by reference to American Commercial Lines Inc.’s Current Report on Form 8-K, filed on August 7, 2008)
10.16±	Employment Letter Agreement, dated as of January 6, 2011, by and between American Commercial Lines LLC and Paul Bridwell (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 31, 2011)
10.17±	Employment Letter Agreement, dated July 20, 2011, by and between American Commercial Lines Inc. and Mark Klee Knoy (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011).
10.18±	Employment Letter Agreement, dated July 19, 2011, by and between American Commercial Lines Inc. and David J. Huls (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011).
10.19±	Employment Letter Agreement, dated September 1, 2011, by and between American Commercial Lines Inc. and Robert Blocker (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).
10.20±	Addendum to Employment Letter Agreement, dated September 7, 2011, by and between American Commercial Lines Inc. and Robert Blocker (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).
10.21±	Addendum to Employment Letter Agreement, dated September 7, 2011, by and between American Commercial Lines Inc. and Robert Blocker (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).
10.22±	Employment Letter Agreement, dated October 3, 2011, by and between American Commercial Lines Inc. and Paul Tobin (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011).
10.23±	Severance Commitment Letter, dated January 1, 2012, by and between American commercial Lines Inc. and Dawn R. Landry.*
10.24±	Stockholders Agreement of Finn Holding Corporation dated as of December 21, 2010 (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 31, 2011)
10.25±	Form of Corporate Advisory Services Agreement by and between Finn Holdings Corporation and Platinum Equity Advisors, LLC (included as an exhibit to Exhibit 10.22) (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 31, 2011)
10.26±	Finn Holding Corporation 2011 Participation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2011).

Exhibit No.	Description
10.27±	Commercial Barge Line Company 2011 Annual Incentive Plan Corporate Employees (Incorporated by reference to the Company’s Report on Form 8-K, filed July 14, 2011)
21.1	Subsidiaries*
31.1	CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following financial statements from the Company’s Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statement of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith

±	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BARGE LINE COMPANY

By:	/s/ MARK K. KNOY
Mark K. Knoy
President and Chief Executive Officer

Date: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ MARK K. KNOY Mark K. Knoy	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2012

/s/ DAVID J. HULS David J. Huls	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 9, 2012

/s/ EVA KALAWSKI Eva Kalawski	Director	March 9, 2012

/s/ MARY ANN SIGLER Mary Ann Sigler	Director	March 9, 2012