Form 10-Q
period 2012-03-31
COMMERCIAL BARGE LINE CO
filed 2012-05-11
CIK 1324482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 333-124454-12

COMMERCIAL BARGE LINE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	03-0552365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 E. Market Street, Jeffersonville, Indiana	47130
(Address of principal executive offices)	(Zip Code)

(812) 288-0100

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report:

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑.

Note: As of December 21, 2010, the registrant is a voluntary filer not subject to these filing requirements. However, the registrant has filed all reports required pursuant to Section 13 or 15(d) as if the registrant was subject to such filing requirements since December 21, 2010.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Not applicable.

COMMERCIAL BARGE LINE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited—In thousands)

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Revenues
Transportation and Services	$182,273	$161,126
Manufacturing	35,864	16,007

Revenues	218,137	177,133

Cost of Sales
Transportation and Services	161,442	158,257
Manufacturing	31,011	16,444

Cost of Sales	192,453	174,701

Gross Profit	25,684	2,432
Selling, General and Administrative Expenses	10,204	17,676

Operating Income (Loss)	15,480	(15,244)

Other Expense (Income)
Interest Expense	7,685	7,468
Other, Net	(38)	(130)

Other Expense	7,647	7,338

Income (Loss) from Continuing Operations Before Income Taxes	7,833	(22,582)
Income Taxes (Benefit)	2,970	(8,803)

Income (Loss) from Continuing Operations	4,863	(13,779)
Discontinued Operations, Net of Tax	26	(97)

Net Income (Loss)	$4,889	$(13,876)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited—In thousands)

	Three Months Ended March 31,
	2012	2011
Net Income (Loss)	$4,889	$(13,876)
Other Comprehensive Income
Change in fair value of cash flow hedges, net of tax provisions of $1,390 and $4,169	2,274	6,513
Other	(77)	—

Other Comprehensive Income	2,197	6,513

Total Comprehensive Income (Loss)	$7,086	$(7,363)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$386	$938
Accounts Receivable, Net	85,532	87,368
Inventory	64,000	62,483
Deferred Tax Asset	2,489	6,390
Assets Held for Sale	1,612	1,612
Prepaid and Other Current Assets	27,758	19,308

Total Current Assets	181,777	178,099
Properties, Net	912,930	935,576
Investment in Equity Investees	6,575	6,470
Accounts Receivable, Related Parties, Net	11,965	12,021
Goodwill	17,692	17,692
Other Assets	42,134	45,521

Total Assets	$1,173,073	$1,195,379

LIABILITIES
Current Liabilities
Accounts Payable	$44,418	$48,653
Accrued Payroll and Fringe Benefits	10,249	20,035
Deferred Revenue	15,173	15,251
Accrued Claims and Insurance Premiums	13,476	13,823
Accrued Interest	5,788	11,708
Customer Deposits	—	1,165
Other Liabilities	25,209	29,104

Total Current Liabilities	114,313	139,739
Long Term Debt	384,344	384,225
Pension and Post Retirement Liabilities	66,919	67,531
Deferred Tax Liability	179,136	178,602
Other Long Term Liabilities	42,806	46,335

Total Liabilities	787,518	816,432

SHAREHOLDER’S EQUITY
Other Capital	424,455	424,932
Retained Deficit	(15,938)	(20,826)
Accumulated Other Comprehensive Loss	(22,962)	(25,159)

Total Shareholder’s Equity	385,555	378,947

Total Liabilities and Shareholder’s Equity	$1,173,073	$1,195,379

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—In thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
OPERATING ACTIVITIES
Net Income (Loss)	$4,889	$(13,876)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	27,010	27,525
Debt Issuance Cost Amortization	(620)	(674)
Deferred Taxes	(1,012)	(13,322)
Gain on Property Dispositions	(6,384)	(25)
Contributions to Defined Benefit Plan	(1,373)	—
Share-Based Compensation	49	1,493
Impact of Barge Scrapping Operations	20,512	1,369
Other Operating Activities	(711)	(2,623)
Changes in Operating Assets and Liabilities:
Accounts Receivable	1,836	7,496
Inventory	(1,517)	(20,443)
Other Current Assets	(1,816)	(803)
Accounts Payable	(5,511)	(5,351)
Accrued Interest	(5,920)	(6,083)
Other Current Liabilities	(14,260)	(5,331)

Net Cash Provided by (Used in) Operating Activities	15,172	(30,648)
INVESTING ACTIVITIES
Property Additions	(32,321)	(10,006)
Proceeds from Property Dispositions	15,345	155
Other Investing Activities	(1,001)	(4,313)

Net Cash Used in Investing Activities	(17,977)	(14,164)
FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	1,521	44,630
Bank Overdrafts on Operating Accounts	1,276	1,288
Debt Issuance/Refinancing Costs	(66)	(37)
Dividends Paid	(478)	—
Tax Benefit of Share-Based Compensation	—	1,090

Net Cash Provided by Financing Activities	2,253	46,971
Net (Decrease) Increase in Cash and Cash Equivalents	(552)	2,159
Cash and Cash Equivalents at Beginning of Period	938	3,707

Cash and Cash Equivalents at End of Period	$386	$5,866

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Unaudited—In thousands)

	Other Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	$424,932	$(20,826)	$(25,159)	$378,947
Cash Distributions	(478)	—	—	(478)
Comprehensive Earnings:
Net Income	—	4,889	—	4,889
Net Gain in Fuel Swaps Designated as Cash Flow Hedging Instrument, Net of Tax	—	—	2,274	2,274
Other	1	(1)	(77)	(77)

Total Comprehensive Earnings				$7,086

Balance at March 31, 2012	$424,455	$(15,938)	$(22,962)	$385,555

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

Note 1. Reporting Entity and Accounting Policies

Commercial Barge Line Company is a Delaware corporation. In these condensed consolidated financial statements, unless the context indicates otherwise, “CBL” or the “Company” refers to CBL and its subsidiaries on a consolidated basis.

The operations of the Company include barge transportation together with related port services along the United States Inland Waterways consisting of the Mississippi River System, its connecting waterways and the Gulf Intracoastal Waterway (the “Inland Waterways”) and marine equipment manufacturing. Barge transportation accounts for the majority of the Company’s revenues and includes the movement of bulk products, grain, coal, steel and liquids in the United States. The Company has long term contracts with many of its customers. Manufacturing of marine equipment is provided to customers in marine transportation and other related industries in the United States. Until its sale in December 2011, the Company also owned Elliott Bay Design Group (“EBDG”), an operation engaged in naval architecture and engineering which was significantly smaller than the transportation or manufacturing segments. During 2009 the Company sold its interests in Summit Contracting Inc. (“Summit”) which had been a consolidated subsidiary since April 1, 2008. The results of operations of EBDG and Summit have been reclassified into discontinued operations for all periods presented.

The assets of CBL consist primarily of its ownership of all of the equity interests in American Commercial Lines LLC (“ACL LLC”), ACL Transportation Services LLC (“ACLTS”), and Jeffboat LLC (“Jeffboat”), each a Delaware limited liability company, and ACL Professional Services, Inc., a Delaware corporation, and their subsidiaries. CBL files as part of the consolidated federal tax return of its indirect parent Finn Holding Corporation (“Finn”). CBL does not conduct any operations independent of its ownership interests in the consolidated subsidiaries.

CBL is a wholly owned subsidiary of American Commercial Lines Inc. (“ACL”). ACL is a wholly owned subsidiary of ACL I Corporation (“ACL I”). ACL I is a wholly owned subsidiary of Finn. Finn is owned by certain affiliates of Platinum Equity, LLC (certain affiliates of Platinum Equity, LLC are referred to as “Platinum”). On December 21, 2010, the acquisition of ACL by Platinum (the “Acquisition”, in all instances of usage) was consummated. The Acquisition was accomplished through the merger of Finn Merger Corporation (“Finn Merger”), a Delaware corporation and a wholly owned subsidiary of ACL I, a Delaware corporation, with and into ACL. The assets of ACL consist principally of its ownership of all of the stock of CBL.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet at that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allowances related to deferred tax assets, expected forfeitures of share-based compensation, estimates of future cash flows used in impairment evaluations, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, estimated sub-lease recoveries and depreciable lives of long-lived assets.

In the opinion of management, for all periods presented, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest and seasonal weather patterns.

Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on CBL where the impact is not yet determined are discussed as follows.

ASU Number 2011-8 was issued in September 2011, amending Topic 350 Intangibles—Goodwill and Other. The ASU allows entities to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, whereas previous guidance required as the first step in an at least annual evaluation a computation of the fair value of a reporting entity. The Company has not yet determined if it will use the qualitative assessment in 2012. The ASU is effective for fiscal periods beginning after December 15, 2011.

Certain prior year amounts have been reclassified in these financial statements to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

Note 2. Debt

	March 31, 2012	December 31, 2011
Credit Facility	$156,599	$155,078
2017 Notes	200,000	200,000
Plus Purchase Premium	27,745	29,147

Total Long Term Debt	$384,344	$384,225

Concurrent with the Acquisition, on December 21, 2010, ACL, CBL, ACL LLC, ACLTS and Jeffboat (the “Borrowers”) entered into a senior secured asset-based revolving credit facility (“Credit Facility”) which provides for borrowing capacity of up to an aggregate principal amount of $475,000 with a final maturity date of December 21, 2015. Proceeds of the Credit Facility are available for use by the Borrowers and, subject to certain limitations, their subsidiaries for working capital and general corporate purposes. At the Acquisition, proceeds of the Credit Facility were used, in part, to fund the liquidation of ACL’s previous facility and certain expenses associated with the Acquisition.

The Borrowers may also use the Credit Facility to issue letters of credit up to a total of $50,000. Availability under the Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Company’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Credit Facility agreement. The Borrowers are currently prohibited from incurring more than $390,000 of indebtedness under the Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the 2017 Notes (defined

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

below) are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the 2017 Notes is replaced or amended or otherwise modified in a manner such that additional borrowings would be permitted. At the Borrowers’ option, the Credit Facility may be increased by $75,000, subject to certain requirements set forth in the credit agreement (“Credit Agreement”).

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

On July 7, 2009, CBL issued $200,000 aggregate principal amount of senior secured second lien 12.5% notes due July 15, 2017 (the “2017 Notes”). The issue price was 95.181% of the principal amount of the 2017 Notes. The 2017 Notes are guaranteed by ACL and by all material existing and future domestic subsidiaries of CBL. At the Acquisition date the fair value of the 2017 Notes was $35,000 higher than the face amount. This amount is being amortized to interest expense using the effective interest method over the remaining life of the 2017 Notes.

The Credit Facility has no financial covenants unless borrowing availability is generally less than a certain defined level set forth in the Credit Agreement. The $232,156 in borrowing availability at March 31, 2012, exceeds the specified level by approximately $183,406. Should the springing covenants be triggered, the leverage calculation would include only first lien senior debt, excluding debt under the 2017 Notes. The 2017 Notes and Credit Facility also provide flexibility to execute sale leasebacks, sell assets and issue additional debt to raise additional funds. In addition, the Credit Facility places no direct restrictions on capital spending, but, subject to certain exceptions for redeemable capital interests, management benefit plans and stock dividends, as well as a $20,000 allowance for such payments, does limit the payment of cash dividends to a level equal to half of cumulative consolidated net income since July 1, 2009 plus the aggregate amount of any new capital contributions or equity offering proceeds. Outstanding redeemable capital interests and management benefit plans totaled less than $800 at March 31, 2011, and, since July 1, 2009, there has been no available cumulative consolidated net income through March 31, 2011. No new capital contributions or equity offerings were made since the Acquisition.

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

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

indebtedness and liens, using the proceeds received under the Credit Agreement, transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness, and paying dividends.

During all periods presented the Company has been in compliance with the respective covenants contained in the Credit Facility.

Note 3. Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following.

	March 31, 2012	December 31, 2011
Raw Materials	$30,158	$26,865
Work in Process	7,701	8,232
Parts and Supplies	26,141	27,386

	$64,000	$62,483

Note 4. Income Taxes

CBL’s operating entities are primarily single member limited liability companies that are owned by a corporate parent, and are subject to U.S. federal and state income taxes on a combined basis. The effective tax rates in the first quarters of 2012 and 2011 were 37.9% and 39.0%, respectively. The effective income tax rates are impacted by the significance of consistent levels of permanent book and tax differences on expected full year income in the respective periods. There is no tax-sharing agreement with the other companies included in the Finn consolidated return filing and therefore the tax attributes of CBL are stated on a stand-alone basis.

Note 5. Employee Benefit Plans

A summary of the components of the Company’s pension and post-retirement plans follows.

	Three Months Ended March 31,
	2012	2011
Pension Components:
Service cost	$1,140	$1,175
Interest cost	2,645	2,650
Expected return on plan assets	(3,460)	(3,225)
Amortization of unrecognized losses	443	—

Net periodic benefit cost	$768	$600

Post-retirement Components:
Service cost	$3	$2
Interest cost	45	55
Amortization of net gain	—	(12)

Net periodic benefit cost	$48	$45

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Related Party Transactions

There were no related party freight revenues in the periods ended March 31, 2012 and 2011 and there were no related party receivables included in accounts receivable on the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011 except contained in the caption Accounts Receivable Related Party, related to the receivable from Finn in connection with the Acquisition and certain subsequent payments associated with the wind-down of the pre-Acquisition share-based compensation plan. $14,284 of the receivable amount arose as a portion of the funding of the Acquisition purchase price representing the intrinsic value of the share-based compensation for certain non-executive level employees. Per the share-based compensation plan, which was assumed by Finn, on a change of control, as defined in the American Commercial Lines 2008 Omnibus Incentive Plan (“Omnibus Plan”), outstanding awards either vested and paid or had to be rolled over to equity of the acquirer. The payout of the non-executive level employees was paid with proceeds of an advance on the Company’s Credit Facility. The amount of the advance was shown as a receivable from Finn. Since the Acquisition, additional vesting of certain pre-Acquisition share-based awards has occurred and, per the terms of the Omnibus Plan, all awards previously granted to executives separating without cause from the Company within one year after the Acquisition date became fully vested. Finn redeemed certain of these shares. Dividends from the Company were declared and paid to Finn in amounts sufficient to fund these redemptions. These dividends reduced the Accounts Receivable Related Party Affiliate balance.

During the first quarter of 2012 and in the second quarter of 2011 the Company paid an annual management fee of $5,000 to Platinum. The management fee is amortized to selling, general and administrative expense over the course of the respective fiscal year.

Note 7. Business Segments

CBL has two reportable business segments: transportation and manufacturing. CBL’s transportation segment includes barge transportation operations and fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the Inland Waterways. The manufacturing segment constructs marine equipment for external customers as well as for CBL’s transportation segment.

Management evaluates performance based on a variety of measures including segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies described in the Company’s filing on Form 10-K for the year ended December 31, 2011.

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

	Reportable Segments		Intersegment Eliminations
	Transportation	Manufacturing		Total
Three Months ended March 31, 2012
Total revenue	$182,375	$51,424	$(15,662)	$218,137
Intersegment revenues	102	15,560	(15,662)	—

Revenue from external customers	182,273	35,864	—	218,137
Operating expense
Materials, supplies and other	61,035	—	—	61,035
Rent	6,728	—	—	6,728
Labor and fringe benefits	28,699	—	—	28,699
Fuel	43,281	—	—	43,281
Depreciation and amortization	25,065	—	—	25,065
Taxes, other than income taxes	3,018	—	—	3,018
Gain on disposition of equipment	(6,384)	—	—	(6,384)
Cost of goods sold	—	31,011	—	31,011

Total cost of sales	161,442	31,011	—	192,453
Selling, general & administrative	9,185	1,019	—	10,204

Total operating expenses	170,627	32,030	—	202,657

Operating income	$11,646	$3,834	$—	$15,480

	Reportable Segments		Intersegment Eliminations
	Transportation	Manufacturing		Total
Three Months ended March 31, 2011
Total revenue	$161,328	$27,981	$(12,176)	$177,133
Intersegment revenues	202	11,974	(12,176)	—

Revenue from external customers	161,126	16,007	—	177,133
Operating expense
Materials, supplies and other	56,843	—	—	56,843
Rent	6,987	—	—	6,987
Labor and fringe benefits	30,243	—	—	30,243
Fuel	35,823	—	—	35,823
Depreciation and amortization	25,519	—	—	25,519
Taxes, other than income taxes	2,867	—	—	2,867
Gain on disposition of equipment	(25)	—	—	(25)
Cost of goods sold	—	16,444	—	16,444

Total cost of sales	158,257	16,444	—	174,701
Selling, general & administrative	17,068	608	—	17,676

Total operating expenses	175,325	17,052	—	192,377

Operating loss	$(14,199)	$(1,045)	$—	$(15,244)

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Financial Instruments and Risk Management

The Company has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract price adjustment. From time to time the Company has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. For several years the Company has been entering into fuel price swaps with commercial banks. The number of gallons settled and related net gains, as well as additional gallons hedged and unrealized changes in market value are contained in the following table. As hedged fuel is used, any gains or losses incurred are recorded as a decrease or increase to fuel expense, a component of cost of sales.

The fair value of unsettled fuel price swaps is listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges. To the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the hedged fuel is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Accumulated other comprehensive loss at March 31, 2012 and December 31, 2011 of $22,962 and $25,159 respectively consisted of gains (losses) on fuel hedging and pension and post-retirement losses, net of the related tax benefits of $13,950 and $15,417 respectively. Hedge ineffectiveness is recorded in income as a component of fuel expense as incurred.

The carrying amount and fair values of CBL’s financial instruments, which are recorded in Other Current Assets, are as follows.

Description	3/31/2012	Fair Value of Measurements at Reporting Date Using Markets for Identical Assets (Level 1)
Fuel Price Swaps	$2,697	$2,697

At March 31, 2012, the increase in the fair value of the financial instruments is recorded as a net receivable of $2,697 in the consolidated balance sheet and as a net of tax deferred gain in other comprehensive income in the consolidated balance sheet. Hedge ineffectiveness resulted in a decrease to fuel expense of $45 and $444 in the quarters ended March 31, 2012 and 2011, respectively. The fair value of the fuel price swaps is based on quoted market prices for identical instruments, or Level 1 inputs as to fair value. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Dollars
Fuel Price Swaps at January 1, 2012	19,400	$(1,012)
1st Quarter 2012 Fuel Hedge (Income) Expense	(5,900)	(1,679)
1st Quarter 2012 Changes	—	5,388

Fuel Price Swaps at March 31, 2012	13,500	$2,697

Note 9. Contingencies

The nature of our business exposes us to the potential for legal proceedings, including those relating to labor and employment, personal injury, property damage and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shareholder Appraisal Action

On April 12, 2011, IQ Holdings, Inc. (“IQ”) filed a Verified Petition for Appraisal of Stock against ACL in the Court of Chancery in the State of Delaware (the “Delaware Court”). Among other things, the appraisal petition seeks a judicial determination of the fair value of its 250,000 shares of common stock pursuant to 8 Del. C. § 262, and an order by the Delaware Court directing ACL to pay IQ the fair value of its shares as of the effective date of the Acquisition, taxes, attorney’s fees, and costs. Fact discovery is complete and expert reports (including rebuttal expert reports) have been exchanged. While it is not possible at this time to determine the potential outcome of this action, we do not believe the action will result in a payment by ACL that would materially affect our financial condition, operations or cash flows.

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

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At March 31, 2012, approximately 725 employees of our manufacturing segment were represented by a labor union under a contract that expires on April 1, 2013. These employees are represented by General Drivers, Warehousemen and Helpers, Local Union No. 89, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, at our shipyard facility.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our remaining unionized employees at March 31, 2012 (approximately 20 positions) are represented by the International Union of United Mine Workers of America, District 12—Local 2452 (“UMW”) at ACLTS in St. Louis, Missouri under a collective bargaining agreement that expires December 31, 2013.

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

Under the Participation Plan, the value of the performance units is related to the appreciation in the value of Finn from and after the date of grant. The performance units vest over a period specified in the applicable award agreements. Participants in the Participation Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with CBL. These qualifying events are described below. The Compensation Committee for the Participation Plan (the “Plan Committee”) determines who is eligible to receive an award, the size and timing of the award and the value of the award at the time of grant. The performance units generally mature according to the terms approved by the Plan Committee and as set forth in a grant agreement. Payment on the performance units is contingent upon the occurrence of either (i) a sale of some or all of Finn common stock by its stockholders, or (ii) Finn’s payment of a cash dividend. The Participation Plan will expire April 1, 2016 and all performance units will terminate upon the expiration of the Participation Plan, unless sooner terminated pursuant to the terms of the Participation Plan.

The maximum number of performance units that may be awarded under the Participation Plan is 36,800,000. During the year ended December 31, 2011, a total of 31,165,000 performance units were granted and 19,780,000 performance units were forfeited by executives that left employment in 2011. At no time during the year did the outstanding grants exceed the maximum authorized units. At December 31, 2011, the Company had committed to issue 17,595,000 performance units to executives that joined the Company during 2011. These units were granted during the quarter ended March 31, 2012. The fair value of the performance units on their grant date was zero.

Upon the occurrence of a qualifying event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Participation Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock exceed values pre-determined by the Participation Plan. CBL accounts for grants made pursuant to this Participation Plan in accordance with FASB ASC 718, “Compensation—Stock Compensation” (“ASC 718”). It is anticipated that since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense will be recognized until the qualifying event(s) becomes probable and can be estimated.

Prior to the Acquisition, ACL had reserved the equivalent of approximately 54,000 shares of Finn for grants to employees and directors under the Omnibus Plan. According to the terms of the Omnibus Plan, forfeited share awards and expired stock options become available for future grants. No share-based awards were granted under this Omnibus Plan in 2012 or 2011.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For all share-based compensation under the Omnibus Plan, as participants render service over the vesting periods, expense has been recorded to the same line items used for cash compensation. Generally, this expense is for the straight-line amortization of the grant date fair market value adjusted for expected forfeitures. Other capital is correspondingly increased as the compensation is recorded. Grant date fair market value for all non-option share-based compensation was the closing market value on the date of grant. Adjustments to estimated forfeiture rates have been made when actual results were known, generally when awards are fully earned. Adjustments to estimated forfeitures for awards not fully vested occur when significant changes in turnover rates became evident.

Effective as of the date of the Acquisition on December 21, 2010, all awards that had been granted to non-executive employees and to the former ACL board members vested and were paid out consistent with certain provisions in the Omnibus Plan. The payment of the intrinsic value of these awards totaling $14,284 was a part of the consideration paid for the Acquisition and included certain previously vested executive shares. This payment by the Company is recorded as an element of the intercompany receivable balance on the condensed consolidated balance sheet. Unvested awards previously granted to Company executives under the Omnibus Plan were assumed by Finn. There were no changes in the terms and conditions of the awards, except for adjustment to denomination in Finn shares for all award types and conversion to time-based vesting as to the performance units. At March 31, 2012, 8,799 shares were available under the Omnibus Plan for future awards, but there is no intention that any further awards will be granted under the Omnibus Plan.

During the three months ended March 31, 2012, 1,468 restricted stock units and 1,114 stock options, held by Company executives vested. This vesting event resulted in an increase in additional paid in capital and a tax benefit for the excess of the intrinsic value of the restricted units at the vesting date over the fair value at the date of grant of $206. These tax benefits will be recognized through paid in capital as it becomes more likely than not that the tax benefit will be realized. As of March 31, 2012, there were 2,857 options outstanding with a weighted average exercise price of $55.62 and 54 vested and 808 unvested restricted stock units outstanding.

During the three months ended March 31, 2011, 3,823 restricted stock units and 8,277 stock options, held by Company executives vested. This vesting event resulted in an increase in additional paid in capital and a tax benefit for the excess of the intrinsic value of the restricted units at the vesting date over the fair value at the date of grant of $1,090.

In the quarter ended March 31, 2012, the Company recorded total stock-based compensation of $49 and a related income tax benefit of $18. In the quarter ended March 31, 2011, the Company recorded total stock-based employee compensation of $1,493 and a related income tax benefit of $559. The 2010 total included $619 for expense related to certain executive outstanding awards which accelerated in accordance with the terms of the Omnibus Plan at the date of their separation from service during the quarter. The intrinsic value of awards held by separating executives was paid by the Company to the participants upon their separation from the Company, increasing the Company’s intercompany receivable from Finn.

Also during the quarter ended March 31, 2011, subsequent to the issuance of $250,000 of unsecured payment in kind notes by ACL I, Finn declared a dividend of $258.50 per share for each outstanding share which was paid to Finn shareholders during the quarter. This reduced Finn’s initial capital of $460,000 to $201,500. Per the terms of the Omnibus Plan, holders of outstanding share-based equity awards were entitled to receive either dividend rights, participation in the dividend or adjustment of awards to maintain the then-current intrinsic value of the existing awards. Finn elected to pay the dividend per share to holders of unvested restricted stock units and performance units and to adjust the strike prices of options issued or pay out a cash dividend, or some combination of such actions, to the extent necessary to maintain the intrinsic value of the units and options at date of dividend. The dividend resulted in payments of $3,659 to Company executives at the date of the dividend,

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with all remaining share-based awards’ new intrinsic value based on shares of Finn valued at $201.50 per share. The $3,659 payment was made by CBL and increased the Company’s related receivable from Finn. After the payouts to the executives, during the first quarter of 2011, CBL declared and paid dividends to Finn in an amount equal to the gross payments. Finn, in turn, used the proceeds to reimburse CBL for payments made on its behalf to separating executives and to holders of vested restricted units under the Omnibus Plan.

Note 11. Dispositions

Dispositions and Impairments—

In December 2011 the Company disposed of its interest in EBDG. In November 2009 the Company disposed of its interest in Summit. Due to the sale all results of operations are reflected in discontinued operations. EBDG provided naval architecture and design services and Summit provided environmental and civil construction services.

During the first quarter of 2011 one of the three boats held for sale was returned to service, one boat was sold in the third quarter of 2011 and two additional boats were placed into held for sale status in the fourth quarter. These three boats are being actively marketed. During the first quarter of 2012 eight surplus boats were sold at a small loss. Additionally, during the first quarter of 2012 262 retired barges were sold for scrap generating proceeds of $20,512 and gains on disposition of $7,167 in the quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes certain “forward-looking statements” that involve many risks and uncertainties. When used, words such as “anticipate,” “expect,” “believe,” “intend,” “may be,” “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise. The potential for actual results to differ materially from such forward-looking statements should be considered in evaluating our outlook.

The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. See the risk factors enumerated in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q (this “Report”) and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “2011 Annual Report”) for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements.

INTRODUCTION

This MD&A is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of Commercial Barge Line Company (the “Company”). This MD&A should be read in conjunction with, and is qualified in its entirety by reference to, the accompanying condensed consolidated financial statements and footnotes. This MD&A is organized as follows.

Overview. This section provides a general description of the Company and its business, as well as developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

Results of Operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2012 compared to the results of operations for the three months ended March 31, 2011.

Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of March 31, 2012, and an analysis of the Company’s cash flows for the three months ended March 31, 2012, and March 31, 2011.

Changes in Accounting Standards. This section describes certain changes in accounting and reporting standards applicable to the Company.

Critical Accounting Policies. This section describes any significant changes in accounting policies that are considered important to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application from those previously described in our 2011 Annual Report. The Company’s significant accounting policies include those considered to be critical accounting policies.

Quantitative and Qualitative Disclosures about Market Risk. This section discusses our analysis of significant changes in exposure to potential losses arising from adverse changes in fuel prices and interest rates since our 2011 Annual Report.

OVERVIEW

Our Business

The Company

CBL is one of the largest and most diversified inland marine transportation and service companies in the United States. CBL provides barge transportation and related services under the provisions of the Jones Act (the “Jones Act”) and manufactures barges, primarily for use in the inland rivers, commonly referred to as brown-water use. The Jones Act is a federal cabotage law that restricts domestic non-proprietary cargo marine transportation in the United States to vessels built and registered in the United States, manned by U.S. citizens and 75% owned by U.S. citizens.

We currently operate in two business segments, transportation and manufacturing. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the United States Inland Waterways, which consists of the Mississippi River, the Ohio River, the Illinois River and their tributaries and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 10.9% of the total inland dry cargo barge fleet and 10.2% of the total inland liquid cargo barge fleet as of December 31, 2011, according to InformaEconomics, Inc., a private forecasting service (“Informa”).

Our operations are tailored to service a wide variety of shippers and freight types. We provide additional value-added services to our customers, including warehousing and third-party logistics through our BargeLink LLC joint venture. Our operations incorporate advanced fleet management practices and information technology systems which allows us to effectively manage our fleet.

Our manufacturing segment was the second largest manufacturer of brown-water barges in the United States in 2011 according to Criton, publisher of River Transport News.

The Industry

Transportation Industry. Barge market behavior is driven by the fundamental forces of supply and demand, influenced by a variety of factors including the size of the Inland Waterways barge fleet, local weather patterns, navigation circumstances, domestic and international consumption of agricultural and industrial products, crop production, trade policies and the price of steel. According to Informa, the Inland Waterways fleet peaked at 23,092 barges at the end of 1998. By the end of 2009, the industry fleet had, decreased to 17,498 dry and 3,009 liquid barges, for a total fleet size of 20,507, 11.2% below the 1998 level, with 113 more liquid tank barges and 2,698 fewer dry cargo barges than were in service at the end of 1998. Retirements of dry and liquid barges of 1,131 and 144 respectively during the two-year period including 2010 and 2011, were more than offset by new construction with additions in excess of retirements of 498 dry cargo barges and 75 liquid tank barges, resulting in an industry fleet of 21,080 at the end of 2011. This was 8.7% below the 1998 peak levels in the industry, with the number of dry cargo barges down 10.9% and liquid tank barges up almost 6.5%. Competition is intense for barge freight transportation. The top five carriers (by fleet size) of dry and liquid barges comprise over 55% of the industry fleet in each sector as of December 31, 2011. The average economic useful life of a dry cargo barge is generally estimated to be between 25 and 30 years and between 30 and 35 years for liquid tank barges.

TOP 5 CARRIERS BY FLEET SIZE

(as of December 31, 2011)

Operator	Number of Barges	Total Share	Average Age (Yrs.)
Dry Cargo Barges
Ingram Barge Company	3,792	21.1%	15.4
AEP River Operations	3,199	17.8%	11.6
Commercial Barge Line Company	1,961	10.9%	20.5
American River Transportation Co.	1,786	9.9%	18.5
Cargo Carriers, A business of Cargill, Inc.	1,278	7.1%	12.3

Top Five Total	12,016	66.8%	15.4
Other	5,980	33.2%	14.0

Industry Total	17,996

Liquid Cargo Barges
Kirby Inland Marine, LP	819	26.6%	19.1
Commercial Barge Line Company	316	10.2%	21.3
Canal Barge Co., Inc.	218	7.1%	11.8
Marathon Petroleum Company LP	181	5.9%	12.1
Ingram Barge Company	175	5.7%	31.5

Top Five Total	1,709	55.4%	19.1
Other	1,375	44.6%	17.8

Industry Total	3,084		18.5

For purposes of industry analysis, the commodities transported on the Inland Waterways can be broadly divided into four categories: grain, bulk, coal and liquids. Using these broad cargo categories, the following graph depicts the total millions of tons shipped through the United States Inland Waterways for the three months ended March 31, 2012 and March 31, 2011 by all carriers according to data from the US Army Corps of Engineers Waterborne Commerce Statistics Center (the “Corps”). The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

Source: U.S. Army Corps of Engineers Waterborne Commerce Statistics Center

Manufacturing Industry. The inland barge manufacturing industry competes primarily on quality of manufacture, delivery schedule, design capabilities and price. We consider Trinity Industries, Inc. to be our manufacturing segment’s most significant competitor for the large-scale manufacture of inland barges, although other firms have barge building capability on a smaller scale. We believe there are a number of shipyards located on the Gulf Coast that compete with our manufacturing segment for the manufacturing of liquid tank barges. In addition, certain other shipyards may be able to reconfigure to manufacture inland barges and related equipment. We believe, based on data reported by River Transport News (published by Criton), that Jeffboat and one other competitor together comprise the significant majority of barge manufacturing capacity in the U.S. We also believe that the new dry barge builds required to replace retiring barges may strain the capacity of barge manufacturing during the next five years. According to industry data provided by Informa, from 2005 through 2011, Jeffboat’s brown water liquid and dry cargo barge production accounted for between 24% and 43% of the overall market.

Consolidated Financial Overview

For the quarter ended March 31, 2012 the Company had net income of $4.9 million compared to a net loss of $13.9 million in the quarter ended March 31, 2011.

The following table displays certain individually significant drivers of after-tax non-comparability in the respective first quarters of 2012 and 2011. Though both first quarters contain the impact of purchase accounting due to the significant difference in the level of asset sales and barge scrapping, we have separated the former basis and the impact of the purchase accounting revaluation of the assets disposed.

	Three Months Ended March 31,
	2012	2011
Share-based compensation and restructuring costs	($93)	($1,820)
Merger related and consulting expenses before impact of boat/barge gains	(308)	(4,109)
Total historical cost gains on boat/barge sales	18,027	729
Total purchase accounting impact on gains	(14,031)	(716)

	$3,595	($5,916)

These items and changes in the operating performance of our transportation and manufacturing segments drove the improvement in net income quarter-over-quarter. The primary causes of changes in operating income in our transportation and manufacturing segments are generally described below under “Segment Overview” and more fully described below under Operating Results by Business Segment.

For the quarter ended March 31, 2012, Adjusted EBITDAR from continuing operations was $58.3 million compared to $25.6 million in the same period of the prior year. Adjusted EBITDAR from continuing operations as a percent of revenue was 26.7%. This represents an increase of 12.2 points quarter-over-quarter, or an increase of 2.6 points before the differential impact of historical cost gains on barge scrapping activities. See the table below under “Consolidated Financial Overview – Non-GAAP Financial Measure Reconciliation” for a definition of Adjusted EBITDAR and a reconciliation of Adjusted EBITDAR to consolidated net income or loss.

During the three months ended March 31, 2012, $32.3 million of capital expenditures was primarily attributable to completion of 10 new covered, dry cargo barges and four new liquid tank barges for the transportation segment, boat and barge capital improvements and facilities improvements.

During the first quarter of 2012, average face amount of outstanding debt decreased approximately $14.3 million from the year end 2011 level, primarily driven capital expenditures in the quarter and changes in working capital which were offset by the proceeds from barge scrapping and boat sales in the quarter. Total interest expense for the first quarter of 2012 was $7.7 million or $0.2 million higher than those expenses in the same quarter of 2011. The increase in interest expense is due to lower net amortization of the Acquisition date premium on the Senior Notes and debt issuance costs as well as higher interest expense in the current year on obligations other than debt.

At March 31, 2012, we had total indebtedness of $384.3 million, including the $27.7 million premium recorded at the Acquisition date to recognize the fair value of the 2017 Notes, net of amortization through March 31, 2012. At this level of debt we had $232.2 million in remaining current availability under our Credit Facility. The Credit Facility has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At March 31, 2012, debt levels the Company was $183.4 million above this threshold.

As of March 31, 2012, the present value of the lease payments associated with revenue generating equipment was approximately $50.5 million. Including the present value of these lease payments, the Company’s total indebtedness was $434.8 million as of March 31, 2012. The ratio of funded net debt to Adjusted EBITDAR for the trailing twelve months ended March 31, 2012 was 2.0 times.

Segment Overview

We operate in two predominant business segments: transportation and manufacturing.

Transportation

The transportation segment produces several significant revenue streams. Our customers engage us to move cargo, generally for a per ton rate, from an origin point to a destination point along the Inland Waterways in the Company’s barges, pushed primarily by the Company’s towboats under affreightment contracts. Affreightment contracts include both term and spot market arrangements.

Non-affreightment revenue is generated either by demurrage charges related to affreightment contracts or by one of three other contractual arrangements with customers: charter/day rate contracts, outside towing contracts, or other marine services contracts.

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

Transportation revenue for each contract type for the quarter ended March 31, 2012 is summarized in the key operating statistics table.

Total affreightment volume measured in ton-miles increased in the first quarter of 2012 to 8.2 billion compared to 7.4 billion in the same period of the prior year driven by increased coal ton-mile volume. Increases in grain ton-mile volume were essentially offset by decreases in bulk and to a lesser extent liquid affreightment volume.

For the first quarter 2012, non-affreightment revenues increased by $8.9 million, or 19.8%, primarily due to higher charter/day rate, partially offset by lower demurrage on our fleet of dry barges. Our transportation segment’s revenue stream within any year reflects the variance in seasonal demand, with revenues earned in the first half of the year lower than those earned in the second half of the year. Historically, grain has experienced the greatest degree of seasonality among all the commodity segments, with demand generally following the timing of the annual harvest. Demand for grain movement generally begins around the Gulf Coast and Texas regions and the southern portions of the Lower Mississippi River, or the Delta area, in late summer of each year. The demand for freight spreads north and east as the grain matures and harvest progresses through the Ohio Valley, the Mid-Mississippi River area, and the Illinois River and Upper Mississippi River areas. System-wide demand generally peaks in the mid-fourth quarter. Demand normally tapers off through the mid-first quarter, when traffic is generally limited to the Ohio River as the Upper Mississippi River normally closes from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River. On average, for the last five-year period, the peak grain tariff rates have been almost double the trough rates. Our achieved grain pricing, across all river segments, was down 8.2% in the quarter ended March 31, 2012.

Overall transportation revenues increased approximately 6.8% on a fuel neutral basis in the first quarter of 2012 compared to the same period of the prior year. The increase in the quarter was driven by volume increases in petroleum, chemicals, grain and coal, partially offset by declines in other bulk products and dry demurrage, as overall fuel-neutral rates per ton-mile declined by approximately 7% in the quarter compared to prior year.

Revenues per average barge operated increased 26.8% in the first quarter of 2012, compared to the same periods of the prior year. Approximately two-thirds of the increase in the quarter was driven by increased affreightment revenue with the remainder attributable to the change in non-affreightment revenue.

For the period, the Company generated operating income of $15.5 million compared to an operating loss of $15.2 million in the prior year period. This increase in operating income of $30.7 million was the result of $7.2 million more gains on disposition resulting from the sale of 262 retired barges for scrap. These sales of retired barges generated proceeds of $20.5 million in the quarter. Including these gains, transportation segment operating income was $11.6 million for the period, compared to an operating loss of $14.2 million for the prior year period. The transportation segment’s improvement was driven by boat productivity, cost and claim reductions, improved recovery through fuel surcharges on higher fuel pricing, and lower selling, general and administrative expenses, partially offset by higher repairs.

Fuel prices increased in the quarter by 1.5 points to 23.7% of segment revenues or $43.3 million. Fuel consumption was up approximately 2.7% for the quarter compared to the same period of the prior year driven by the increase in ton-miles. The average net-of-hedge-impact price per gallon increased 17.6% to $3.06 per gallon in the quarter.

Key operating statistics regarding our transportation segment for the quarter ended March 31, 2012 are summarized in the following table.

Key Operating Statistics

	Three Months Ended March 31, 2012	% Change to Prior Year Same Quarter Increase (Decrease)
Ton-miles (000’s):
Total dry	7,669,418	12.8%
Total liquid	498,484	(11.7%)

Total affreightment ton-miles	8,167,902	10.9%
Total non-affreightment ton-miles	874,796	0.9%

Total ton-miles	9,042,698	9.9%

Average ton-miles per affreightment barge	4,115	26.7%

Rates per ton mile:
Dry rate per ton-mile		(0.9%)
Fuel neutral dry rate per ton-mile		(6.6%)
Liquid rate per ton-mile		16.5%
Fuel neutral liquid rate per-ton mile		6.9%
Overall rate per ton-mile	$15.76	(0.5%)
Overall fuel neutral rate per ton-mile	$14.80	(6.6%)
Revenue per average barge operated	$84,976	26.8%

Fuel price and volume data:
Fuel price	$3.06	17.6%
Fuel gallons	14,126	2.7%

Revenue data (in thousands):
Affreightment revenue	$128,685	10.6%
Non-affreightment revenue
Towing	11,672	6.8%
Charter and day rate	25,660	50.9%
Demurrage	8,504	(28.2%)
Other	7,752	56.3%

Total non-affreightment revenue	53,588	19.8%

Total transportation segment revenue	$182,273	13.1%

Data regarding changes in our barge fleet for the quarter ended March 31, 2012 is summarized in the following table.

Barge Fleet Changes

Barges—Current Quarter	Dry	Tankers	Total
Barges operated as of January 1, 2011	1,961	316	2,277
Retired (includes reactivations)	(257)	(5)	(262)
New builds	10	4	14
Change in number of barges leased	(17)	—	(17)

Barges operated as of March 31, 2012	1,697	315	2,012

Data regarding our boat fleet at March 31, 2012 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

Horsepower Class	Number	Average Age
1950 or less	33	33.8
Less than 4650	24	36.2
Less than 6250	33	34.8
6800 and over	11	33.5

Total/overall age	101	34.7

In addition, the Company had 12 chartered boats in service at March 31, 2012. Average life of a boat (with refurbishment) exceeds 50 years. At March 31, 2012, three boats were classified as assets held for sale and the Company continues to finalize a marketing plan for up to three additional boats which it believes may be sold in the near term.

We had almost 2,000 less weather-related lost barge days in the quarter ended March 31, 2012 than in the prior year quarter which resulted in approximately one-third of our overall boat productivity improvement in the quarter.

Manufacturing

The manufacturing segment had operating income of $3.8 million in the quarter ended March 31, 2012 compared to an operating loss of $1.0 million in the comparable period of 2011. The increase in operating income was driven by higher external sales volume and improved labor and materials efficiency in the shipyard. Though we sold 36 more total barges than in the first quarter of 2012, the mix of deck barges and hoppers was different. In 2012, the manufacturing segment sold 65 dry cargo barges compared to six deck barges and 23 dry cargo barges in the first quarter of 2011.

Manufacturing had approximately seven fewer weather-related lost production days in the quarter which contributed to the increased productivity in the current year quarter.

In the first quarter of 2012 Jeffboat built 10 dry covered hoppers and four oversized liquid tank barges for our transportation segment, compared to 25 dry covered hoppers in the first quarter of 2011. The manufacturing segment’s external revenue backlog at the period end was $75.8 million, approximately $21 million lower than the March 31, 2011 backlog and approximately $25 million lower than the December 31, 2011 backlog. We currently have no additional 2012 capacity for external barges as we continue to revitalize the transportation segment fleet.

Manufacturing Segment Units Produced for External Sales or Internal Use

	Quarters ended March 31,
	2012	2011
External sales:
Deck barges	—	6
Dry cargo barges	65	23

Total external units sold	65	29

Internal sales:
Liquid tank barges	4	—
Dry cargo barges	10	25

Total units into production	14	25

Total units produced	79	54

Consolidated Financial Overview—Non-GAAP Financial Measure Reconciliation

CBL CONSOLIDATED

NET INCOME (LOSS) TO EBITDA AND ADJUSTED EBITDAR RECONCILIATION

(Unaudited—Dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Net Income (Loss) from Continuing Operations	$4,863	($13,779)
Discontinued Operations, Net of Income Taxes	26	(97)

Consolidated Net Income (Loss)	$4,889	($13,876)
Adjustments from Continuing Operations:
Interest Income	(5)	(55)
Interest Expense	7,685	7,468
Depreciation and Amortization	27,010	27,506
Taxes	2,970	(8,803)
Adjustments from Discontinued Operations:
Depreciation and Amortization	—	19
EBITDA from Continuing Operations	$42,523	$12,337
EBITDA from Discontinued Operations	26	(78)

Consolidated EBITDA	$42,549	$12,259
Long-term Boat and Barge Rents	3,892	3,828

EBITDAR from Continuing Operations	$46,415	$16,165
EBITDAR from Discontinued Operations	26	(78)

Consolidated EBITDAR	$46,441	$16,087

Other Non-cash or Non-comparable charges included in net income:

Continuing Ops
Share Based Compensation	$49	$1,493
Merger Related and Consulting Expenses	492	5,427
Historical Cost Difference on Equipment Sales	22,480	1,145
Gain on Surplus Boat Sales	(11,278)	—
Restructuring Costs	99	1,417

Total Continuing Ops	$11,842	$9,482
Adjusted EBITDA form Continuing Ops	$54,365	$21,819
Adjusted EBITDA form Discontinued Ops	26	(78)

Adjusted Consolidated EBITDA	$54,391	$21,741

Adjusted EBITDAR form Continuing Ops	$58,257	$25,647
Adjusted EBITDAR form Discontinued Ops	26	(78)

Adjusted Consolidated EBITDAR	$58,283	$25,569

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

Outlook

Historically the Company has experienced a seasonal slowing in freight activity during the second quarter is seasonally slow. For 2012’s second quarter we anticipate that we will continue to experience market conditions similar to those of the first quarter, with continuing strong liquid and export coal trade. We expect that increased industry barge availability due to lower domestic coal shipments will continue to impact the pricing of export coal shipments. Lower demand for domestic coal shipments, which is driving this pricing weakness, continues as a result of the warm conditions in the past winter, low natural gas prices and looming regulation of coal-fired energy plants.

Over the long term, we remain cautiously optimistic that there will be a tightening of capacity and increased demand in the dry barge market, which we believe will improve the market’s pricing dynamics. We believe this demand increase will be driven by the following factors.

•

Strong Agricultural demand—In January 2012 the United States Department of Agriculture (“USDA”) increased its estimate of corn exports by 50 million bushels reflecting the strong pace of sales to date and reduced prospects for Argentine exports. Estimates of domestic corn acreage planted have also been increased by the USDA to 95.5 million acres from 94.0 million acres. Estimates also indicate that the current crop year will feature the second largest planting in ten years for the eight major field crops. Though the Euro zone economic difficulties led to a relatively weak early 2012 Gulf export market, a current oversupply of ocean freight vessels has kept ocean-going rates low, which should bolster southbound demand in the near term.

•

Strengthening bulk markets—We have begun to see some improvement from increases in construction materials and light vehicle production increases. Industry reports also indicate that steel production is almost back to pre-recession steel capacity utilization on stronger auto sales and some recovery in construction spending.

•

Contining strong liquid demand and increased Company liquid capacity—Strength in the petroleum market favorable oil spot price spreads should result in relatively constant pricing and demand, particularly for dedicated service contracts. We also believe that demand may be increased by certain gulf ethylene cracker plants restarting and that natural gas liquids being produced in much higher quantities than in 2011. The Company took delivery of four new oversized liquid tank barges in the first quarter of 2011 and eight liquid tank barges were acquired early in the second quarter increasing the net barrel capacity of our fleet by 5.6%.

In our manufacturing segment, Criton reported that in 2011 there was a net expansion in the dry cargo fleet. Given the age of many barges in the industry’s dry fleet, we expect a further reduction in the industry fleet of dry cargo barges over the next three to five years, This should lead to consistent demand and stable pricing for barge building by our manufacturing segment. Our shipyard experienced good weather and made positive strides in productivity in the first quarter of 2012. The manufacturing segment’s external revenue backlog at the period end was $75.8 million, approximately $21 million lower than the March 31, 2011 backlog and approximately $25 million lower than the December 31, 2011 backlog. We are ramping up an additional production line to support the transportation segment’s liquid tank barge demand. We believe, based on current projections that available production capacity is sold out through the first quarter of 2013. We continue to evaluate our longer-term strategy for the shipyard.

Overall, we are monitoring market conditions closely and are maintaining a disciplined approach to our operations that will allow us to continue to realize and build upon the gains we achieved in operating efficiency in 2011.

OPERATING RESULTS by BUSINESS SEGMENT

Quarter Ended March 31, 2012 as compared with March 31, 2011

				% of Consolidated Revenue
	Three Months Ended Mar. 31,			Three Months
	2012	2011	Variance	2012	2011
REVENUE
Transportation and Services	$182,273	$161,126	$21,147	83.5%	91.0%
Manufacturing (external and internal)	51,424	27,981	23,443	23.6%	15.8%
Intersegment manufacturing elimination	(15,560)	(11,974)	(3,586)	(7.1%)	(6.8%)

Consolidated Revenue	218,137	177,133	41,004	100.0%	100.0%

OPERATING EXPENSE
Transportation and Services	170,627	175,325	(4,698)
Manufacturing (external and internal)	47,590	29,026	18,564
Intersegment manufacturing elimination	(15,560)	(11,974)	(3,586)

Consolidated Operating Expense	202,657	192,377	10,280	92.9%	108.6%

OPERATING INCOME
Transportation and Services	11,646	(14,199)	25,845
Manufacturing (external and internal)	3,834	(1,045)	4,879
Intersegment manufacturing elimination	—	—	—

Consolidated Operating Income	15,480	(15,244)	30,724	7.1%	(8.6%)
Interest Expense	7,685	7,468	217
Other Expense (Income)	(38)	(130)	92

Income before Income Taxes	7,833	(22,582)	30,415
Income Taxes	2,970	(8,803)	11,773
Discontinued Operations	26	(97)	123

Net Income	$4,889	$(13,876)	$18,765

Domestic Barges Operated (average ofperiod beginning and end)	2,145	2,405	(260)
Revenue per Barge Operated (Actual)	$84,976	$66,996	$17,980

Revenue. Consolidated revenue increased by $41.0 million to $218.1 million, a 23.1% increase compared with $177.1 million for the first quarter of 2011.

Transportation revenues increased by $21.1 million, or 13.1%, driven by affreightment ton-miles which increased in the first quarter of 2012 to 8.2 billion compared to 7.4 billion in the same period of the prior year driven by increased coal ton-mile volume. Increases in grain ton-mile volume were essentially offset by decreases in bulk and to a lesser extent liquid affreightment volume.

Overall transportation revenues increased approximately 6.8% on a fuel neutral basis in the first quarter of 2012 compared to the same period of the prior year. The increase in the quarter was driven by volume increases in petroleum, chemicals, grain and coal partially offset by declines in other bulk products and dry demurrage, as overall fuel-neutral rates per ton-mile declined by approximately 7% in the quarter compared to prior year.

For the first quarter 2012, non-affreightment revenues increased by $8.9 million, or 19.8%, primarily due to higher charter/day rate and scrapping revenue, partially offset by lower demurrage on our fleet of dry barges. Our achieved grain pricing, across all river segments, was down 8.2% in the quarter ended March 31, 2012.

Revenues per average barge operated increased 26.8% in the first quarter of 2012, compared to the same period of the prior year. Approximately two-thirds of the increase in the quarter was driven by increased affreightment revenue with the remainder attributable to the change in non-affreightment revenue.

The increase in transportation segment revenues were achieved operating a barge fleet that was 10.8% smaller and a boat fleet that was 7.4% smaller than the prior year.

Manufacturing segment revenues more than doubled to $35.9 million, with 65 total barges sold compared to 29 in the prior year period. In 2011, the manufacturing segment completed 23 hopper barges and six deck barges.

Operating Expense. Consolidated operating expense increased by $10.3 million, or 5.3%, to $202.7 million in the first quarter of 2012 compared to the first quarter of 2011.

Transportation segment expenses were $4.7 million lower in the first quarter of 2012 than in the comparable quarter of 2011. The decrease in transportation segment operating expenses was attributable to a $7.2 million increase in gains on the sale of retired barges in 2012. The change in the transportation segment’s operating expenses were also driven by higher fuel and other operating costs, including repairs, partially offset by boat productivity, cost and claim reductions and lower selling, general and administrative expenses (“SG&A”). The decrease in SG&A resulted primarily from lower legal and consulting expenses, lower severance-related expenses and lower employee related costs. Better quarter-over-quarter weather contributed to boat productivity improvement in the current year quarter.

Manufacturing operating expenses increased by $15.0 million due primarily to a higher number of external barges produced in the first quarter of 2012 compared to the first quarter of 2011.

Operating Income. Consolidated operating income increased by $30.7 million to $15.5 million in the first quarter of 2012 compared to the first quarter of 2011. Operating income in the transportation segment increased by $25.8 million over 2011 in an environment where increases in ton-mile volume were achieved with a smaller fleet of barges. Revenue increases, with overall mainline rates per ton-mile declining by approximately 0.5% quarter-over-quarter, in combination with higher gains on disposition of equipment exceeded other cost increases. Operating income in the manufacturing segment increased by $4.9 million driven by improved efficiency in labor and materials, higher production volume and favorable weather in the current year quarter.

Interest Expense. Interest expense increased $0.2 million to $7.7 million compared to the first quarter of 2011. During the first quarter of 2012, average face amount of outstanding debt decreased approximately $14.3 million from the year end 2011 level, primarily driven by the proceeds from barge scrapping and boat sales in the quarter. The increase in interest expense is due to lower net amortization of the Acquisition date premium on the 2017 Notes and debt issuance costs as well as higher interest expense in the current year on obligations other than debt.

Income Tax Expense. The effective tax rates for the first quarters of 2012 and 2011 were 37.9% and 39.0%, respectively. Both rates represent the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing expected full year income in 2012 compared to 2011.

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

Our funding requirements include capital expenditures (including barge purchases), vessel and barge fleet maintenance, interest payments and other working capital requirements. Our primary sources of liquidity at March 31, 2012, were cash generated from operations and borrowings under our Credit Facility. Other potential sources of liquidity include proceeds from sale leaseback transactions for fleet assets and barge scrapping and the sale of non-core assets, obsolete and surplus assets. We currently expect that our gross 2012 capital expenditures may exceed $200 million, which we currently expect to fund with drawings under our Credit Facility and proceeds from boat sales and barge scrapping. For information regarding capital expenditures and proceeds of boat and barge sales in the first quarter of 2012 see “Liquidity and Capital Resources—Net Cash, Capital Expenditures and Cash Flow” below.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.

Concurrently with the Acquisition, on December 21, 2010, CBL, ACL LLC, ACLTS and Jeffboat (the “Borrowers”), and ACL and certain subsidiaries as guarantors, entered into a credit agreement, consisting of a senior secured asset-based credit facility in an aggregate principal amount of $475.0 million with a final maturity date of December 21, 2015 (“Credit Facility”). The proceeds of the Credit Facility are available for use for working capital and general corporate purposes, including certain amounts payable by ACL in connection with the Acquisition. Availability under the Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Borrower’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the Credit Agreement. We are currently prohibited from incurring more than $390.0 million of indebtedness under the Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the 2017 Notes (defined below) are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the 2017 Notes is replaced or amended or otherwise modified in a manner such that such additional borrowings would be permitted. At the Borrower’s option, the Credit Facility may be increased by $75.0 million, subject to certain requirements set forth in the Credit Agreement. The Credit Facility is secured by, among other things, a lien on substantially all of their tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of ACL’s wholly owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.

For any period that availability is less than a certain defined level set forth in the Credit Agreement (currently $48.8 million until the $390.0 million borrowing cap is further expanded) and until such level is exceeded for a consecutive 30-day period, the Credit Agreement imposes several financial covenants on the Borrowers, including (a) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.1 to 1; and (b) a maximum first lien leverage ratio of 4.25 to 1.0. In addition, the Borrowers have agreed to maintain all cash (subject to certain exceptions) in deposit or security accounts with financial institutions that have agreed to control agreements whereby the lead bank, as agent for the lenders, has been granted control under specific circumstances. The Credit Agreement requires that the Borrowers comply with covenants relating to customary matters (in addition to those financial covenants described above), including with respect to incurring indebtedness and liens, using the proceeds received under the Credit Facility, effecting transactions with affiliates, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness and paying dividends.

Our Indebtedness

At March 31, 2012, we had total indebtedness of $384.3 million, including the $27.7 million premium recorded at the Acquisition date to recognize the fair value of the 2017 Notes, net of amortization through March 31, 2012. At this level of debt we had $232.2 million in remaining current availability under our Credit Facility. The Credit Facility has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At March 31, 2012, debt levels we were $183.4 million above this threshold.

On July 7, 2009, CBL issued $200 million aggregate principal amount of 12.5% senior secured second lien notes due July 15, 2017 (the “2017 Notes”). The issue price was 95.181% of the principal amount of the 2017

Notes. The original issue discount on the 2017 Notes was revised in purchase price accounting for the Acquisition to reflect a premium of $35,000, reflecting the fair market value of the 2017 Notes on the Acquisition date. The 2017 Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries.

Additionally, we are allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position. For a discussion of the interest rate under our credit facility, see Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Report.

With the remaining 3.75 year term on the Credit Facility and remaining 5.25 year term on the Notes, we believe that we have an appropriate longer term, lower cost and flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.

Net Cash, Capital Expenditures and Cash Flow

In the quarter ended March 31, 2012, net cash provided by operations was $15.2 million compared to cash flow used in operations of $30.6 million for the quarter ended March 31, 2011. The change in cash provided by/used in operations is primarily attributable to higher income from the scrapping of barges in the first quarter of 2012 and improved operating results. The use of cash for working capital in the first quarter of 2011 of $30.5 million related primarily to the advance purchase of steel inventories in the manufacturing segment to lock in steel prices for builds early in that year and to higher sales in the first quarter of 2011 which decreased the reduction in accounts receivable in the quarter. The remaining increase in use of cash from operations resulted from lower net income adjusted for non-cash items in the prior year quarter.

Cash used in investing activities increased $3.8 million in the first quarter of 2012 to $18.0 million, with total property additions and other investing activities increasing to $33.3 million in 2012 from $14.3 million in the same period in 2011 and proceeds of surplus boat dispositions of $15.2 million higher in the first quarter of 2012. The capital expenditures in the first quarters of both 2012 and 2011 were primarily for new barge construction, capital repairs and investments in our facilities.

Net cash provided by financing activities in the quarter ended March 31, 2012 was $2.3 million, compared to net cash provided by financing activities of $47.0 million in the quarter ended March 31, 2011. Cash provided by financing activities in 2012 primarily related to borrowings on the Credit Facility and a net increase in the level of bank overdrafts on our zero balance accounts, representing checks disbursed but not yet presented for payment which exceed dividends to our parent for the cash cost of remaining pre-Acquisition share-based compensation. Cash provided by financing activities in 2011 primarily related to borrowings on the Credit Facility and a net increase in the level of bank overdrafts on our zero balance accounts, representing checks disbursed but not yet presented for payment. The impact of the tax benefit of share-based compensation was a $1.1 million source in the quarter ended March 31, 2011.

CHANGES IN ACCOUNTING STANDARDS

Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on CBL where the impact is not yet determined are discussed as follows.

ASU Number 2011-8 was issued in September 2011, amending Topic 350 Intangibles—Goodwill and Other. The ASU allows entities to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, whereas previous guidance required as the first step in an at least annual evaluation a computation of the fair value of a reporting entity. The Company has not yet determined if it will use the qualitative assessment in 2012. The ASU is effective for fiscal periods beginning after December 15, 2011.

For further information, refer to the consolidated financial statements and footnotes thereto, included in our 2011 Annual Report.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include amounts recorded as reserves for doubtful accounts, probable loss estimates regarding long-term construction contracts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related insurance and third-party receivables, deferred tax liabilities, assets held for sale, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, recoverability of acquisition goodwill and depreciable lives of long-lived assets.

No significant changes have occurred to these policies, which are more fully described in the Company’s filing on Form 10-K for the year ended December 31, 2011. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Fuel Price Risk

For the quarter ended March 31, 2012, fuel expenses for fuel purchased directly and used by our boats represented 23.7% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.6 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. All of our grain movements, which comprised 19.9% of our total transportation segment revenues in the first quarter of 2012, are priced in the spot market. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. Despite these measures fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our vendors on the river, with increases passed through to us in the form of higher costs for external shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. Since 2008 we have entered into fuel price swaps with commercial banks for a portion of our expected fuel usage. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At March 31, 2012, a net asset of approximately $2.7 million has been recorded in the condensed consolidated balance sheet and the gain on the hedge instrument recorded in Other Comprehensive Income, net of hedge ineffectiveness of $0.04 million which was recorded as a reduction of fuel expense. Ultimate gains or losses will not be determinable until the fuel swaps are settled. Realized gains from our hedging program were $1.7 million and $2.1 million in the three months ended March 31, 2012 and 2011 respectively. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 8 to our condensed consolidated financial statements. We may increase the quantity hedged based upon active monitoring of fuel pricing outlooks by the management team.

Interest Rate and Other Risks

At March 31, 2012, we had $156.6 million of floating rate debt outstanding, which represented the outstanding balance of the Credit Facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have a material adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $1.6 million annually. This amount would be mitigated, in part, by the tax deductibility of the increased interest payments.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The nature of our business exposes us to the potential for legal proceedings, including those relating to labor and employment, personal injury, property damage and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations. See “Note 9. Contingencies” contained in the Notes to the condensed consolidated financial statements, which is incorporated herein by reference, for additional detail regarding ongoing legal proceedings.

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

Risks Relating to Our Business

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

•	A significant portion of our borrowings are tied to floating interest rates which may expose us to higher interest payments should interest rates increase substantially.

•	We face the risk of breaching covenants in our Credit Facility.

•	Our insurance may not be adequate to cover our operational risks.

•	The loss of one or more key customers, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.

•	A major accident or casualty loss at any of our facilities or affecting free navigation of the Gulf or the Inland Waterways could significantly reduce production.

•	Potential future acquisitions or investments in other companies may have a negative impact on our business.

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

These risks are described in more detail under “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2011. We encourage you to read these risk factors in their entirety.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

On May 9, 2012, the Board of Directors approved the terms of an amendment to the employment letter agreement of David Huls, our Company’s Senior Vice President and Chief Financial Officer, dated July 19, 2011 (the “Employment Letter Agreement”). The Employment Letter Agreement was filed as Exhibit 10.3 to our Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 and is incorporated by reference herein. The terms of the amendment were set forth in a letter agreement, dated May 9, 2012, between our Company and Mr. Huls (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, in consideration of his services and continued commitment to the Company, the Company agreed to provide the following additional relocation assistance: pay Mr. Huls (i) a lump sum of $50,000 in lieu of the remainder of his reimbursable temporary living and commuting expenses, (ii) $200,000 representing his 2012 estimated bonus under our company’s Annual Incentive Compensation Plan (“AIC”), which provides Mr. Huls an “on-target” cash bonus equal to 65% of his $305,000 base salary assuming 100% of corporate plan achievement, and (iii) if Mr. Huls’ 2012 AIC bonus is greater than $200,000 he will receive the difference. The letter further provides that if Mr. Huls’ employment is terminated for cause or if he resigns for any reason prior to the 2012 AIC bonus payout in 2013, he will repay the pro-rated difference between the year-to-date 2012 bonus calculation and $200,000.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	2012 Annual Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.1 to Commercial Barge Line Company’s Current Report on Form 8-K, filed on April 3, 2012).

10.2*	Letter amendment, dated May 9, 2012, by and between American Commercial Lines Inc. and David Huls.

31.1*	Certification by Mark K. Knoy, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by David J. Huls, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Mark K. Knoy, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by David J. Huls, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL BARGE LINE COMPANY

By:	/s/ MARK K. KNOY
Mark K. Knoy
President and Chief Executive Officer

By:	/s/ DAVID J. HULS
David J. Huls
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2012

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	2012 Annual Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.1 to Commercial Barge Line Company’s Current Report on Form 8-K, filed on April 3, 2012).

10.2*	Letter amendment, dated May 9, 2012, by and between American Commercial Lines Inc. and David Huls.

31.1*	Certification by Mark K. Knoy, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by David J. Huls, Chief Financial Officer, required by Rule 13a-14(a)of the Securities Exchange Act of 1934.

32.1*	Certification by Mark K. Knoy, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by David J. Huls, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herein