Form 10-Q
period 2012-09-30
COMMERCIAL BARGE LINE CO
filed 2012-11-08
CIK 1324482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

COMMERCIAL BARGE LINE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited—In thousands)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenues
Transportation and Services	$156,588	$196,350	$513,057	$520,793
Manufacturing	10,297	35,086	90,636	87,640

Revenues	166,885	231,436	603,693	608,433

Cost of Sales
Transportation and Services	138,232	172,372	447,389	498,302
Manufacturing	9,607	34,932	81,247	86,377

Cost of Sales	147,839	207,304	528,636	584,679

Gross Profit	19,046	24,132	75,057	23,754
Selling, General and Administrative Expenses	11,923	12,276	34,623	42,966

Operating Income (Loss)	7,123	11,856	40,434	(19,212)

Other Expense (Income)
Interest Expense	7,874	7,553	23,185	22,645
Other, Net	(181)	(188)	(484)	(532)

Other Expense	7,693	7,365	22,701	22,113

(Loss) Income from Continuing Operations Before Income Taxes	(570)	4,491	17,733	(41,325)
Income Taxes (Benefit)	(273)	(486)	6,659	(16,784)

(Loss) Income from Continuing Operations	(297)	4,977	11,074	(24,541)
Discontinued Operations, Net of Tax	—	85	26	122

Net (Loss) Income	$(297)	$5,062	$11,100	$(24,419)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited—In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (Loss) Income	$(297)	$5,062	$11,100	$(24,419)
Other Comprehensive Income (Loss)
Change in fair value of cash flow hedges, net of tax provisions of ($1,014) and $2,323 for three months and ($208) and $1,033 for the nine months ended September 30, 2012 and 2011, respectively	2,610	(4,546)	1,290	(1,690)
Other	—	—	(77)	—

Other Comprehensive Income (Loss)	2,610	(4,546)	1,213	(1,690)

Total Comprehensive Income (Loss)	$2,313	$516	$12,313	$(26,109)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited—In thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and Cash Equivalents	$2,667	$938
Accounts Receivable, Net	77,700	87,368
Inventory	62,318	62,483
Prepaid and Other Current Assets	37,299	27,310

Total Current Assets	179,984	178,099
Properties, Net	982,060	935,576
Investment in Equity Investees	6,619	6,470
Accounts Receivable, Related Parties, Net	12,558	12,021
Goodwill	17,692	17,692
Other Assets	37,590	45,521

Total Assets	$1,236,503	$1,195,379

LIABILITIES
Current Liabilities
Accounts Payable	$39,123	$48,653
Accrued Payroll and Fringe Benefits	14,273	20,035
Deferred Revenue	15,252	15,251
Accrued Claims and Insurance Premiums	12,340	13,823
Other Current Liabilities	41,840	41,977

Total Current Liabilities	122,828	139,739
Long Term Debt	443,979	384,225
Pension and Post Retirement Liabilities	62,526	67,531
Deferred Tax Liability	180,665	178,602
Other Long Term Liabilities	35,746	46,335

Total Liabilities	845,744	816,432

SHAREHOLDER’S EQUITY
Other Capital	424,432	424,932
Retained Deficit	(9,727)	(20,826)
Accumulated Other Comprehensive Loss	(23,946)	(25,159)

Total Shareholder’s Equity	390,759	378,947

Total Liabilities and Shareholder’s Equity	$1,236,503	$1,195,379

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—In thousands)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
OPERATING ACTIVITIES
Net Income (Loss)	$11,100	$(24,419)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	80,353	82,081
Debt Issuance Cost Amortization	(1,796)	(1,988)
Deferred Taxes	1,518	(24,668)
Gain on Property Dispositions	(9,517)	(1,294)
Contributions to Defined Benefit Plan	(7,330)	(7,458)
Share-Based Compensation	105	2,204
Other Operating Activities	(3,479)	(5,646)
Changes in Operating Assets and Liabilities:
Accounts Receivable	9,668	(1,748)
Inventory	165	(24,622)
Other Current Assets	(4,514)	15,676
Accounts Payable	(10,513)	(8,270)
Accrued Interest	(4,745)	(6,082)
Other Current Liabilities	(5,761)	(4,167)

Net Cash Provided by (Used in) Operating Activities	55,254	(10,401)
INVESTING ACTIVITIES
Property Additions	(163,706)	(42,894)
Proceeds from Property Dispositions	15,523	3,383
Impact of Barge Scrapping Operations	33,691	3,377
Other Investing Activities	(2,522)	(5,823)

Net Cash Used in Investing Activities	(117,014)	(41,957)
FINANCING ACTIVITIES
Revolving Credit Facility Borrowings	63,935	55,042
Bank Overdrafts on Operating Accounts	982	1,975
Debt Issuance/Refinancing Costs	(360)	(137)
Short Term Debt Repayments	(590)	—
Dividends Paid	(478)	(6,531)
Tax Benefit of Share-Based Compensation	—	213

Net Cash Provided by Financing Activities	63,489	50,562
Net Increase (Decrease) in Cash and Cash Equivalents	1,729	(1,796)
Cash and Cash Equivalents at Beginning of Period	938	3,707

Cash and Cash Equivalents at End of Period	$2,667	$1,911

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMERCIAL BARGE LINE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Unaudited—In thousands)

	Other Capital	Retained Deficit	Comprehensive Loss	Total
Balance at December 31, 2011	$424,932	$(20,826)	$(25,159)	$378,947
Cash Distributions	(478)	—	—	(478)
Other	(22)	(1)		(23)
Comprehensive Earnings:
Net Income	—	11,100	—	11,100
Net Gain in Fuel Swaps Designated as Cash Flow Hedging Instrument, Net of Tax Expense of $208	—	—	1,290	1,290
Other	—	—	(77)	(77)

Total Comprehensive Earnings				12,313

Balance at September 30, 2012	$424,432	$(9,727)	$(23,946)	$390,759

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet at that date. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates underlying these financial statements include reserves for doubtful accounts, reserves for obsolete and slow moving inventories, pension and post-retirement liabilities, incurred but not reported medical claims, insurance claims and related receivable amounts, deferred tax liabilities, assets held for sale, environmental liabilities, revenues and expenses on special vessels using the percentage-of-completion method, environmental liabilities, valuation allowances related to deferred tax assets, expected forfeitures of share-based compensation, estimates of future cash flows used in impairment evaluations, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, estimated sub-lease recoveries and depreciable lives of long-lived assets.

In the opinion of management, for all periods presented, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Our quarterly revenues and profits historically have been lower during the first six months of the year and higher in the last six months of the year due primarily to the timing of the North American grain harvest and seasonal weather patterns. In the three months ended September 30, 2012, historical seasonality was impacted by severe drought conditions in the Midwestern United States, which negatively affected water levels and the grain harvest disrupting normal operations and increasing costs throughout that quarter.

Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on CBL where the impact is not yet determined are discussed as follows.

ASU Number 2011-5 was issued in June 2011, amending Topic 220—Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company changed our previous presentation, but did not impact the components of other comprehensive income. The ASU was effective on January 1, 2012. ASU Number 2011-12 subsequently modified the effective

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date of certain provisions of the ASU concerning whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, reverting to earlier guidance until the Board completes its deliberations on the requested changes. The ASU, as modified, was effective on January 1, 2012.

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

Note 2. Debt

	September 30, 2012	December 31, 2011
Revolving Credit Facility	$219,013	$155,078
2017 Senior Notes	200,000	200,000
Plus Unamortized Purchase Premium	24,966	29,147

Long Term Debt	$443,979	$384,225

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

The Credit Facility has no financial covenants unless borrowing availability is generally less than a certain defined level set forth in the Credit Agreement. The $169,742 in borrowing availability at September 30, 2012, exceeds the specified level by approximately $120,942.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Should the springing covenants be triggered, the leverage calculation would include only first lien senior debt, excluding debt under the 2017 Notes. The 2017 Notes and the Credit Facility also provide flexibility to execute sale leasebacks, sell assets and issue additional debt. In addition, the Credit Facility places no direct restrictions on capital spending, but, subject to certain exceptions for redeemable capital interests, management benefit plans and stock dividends, as well as a $20,000 allowance for such payments, does limit the payment of cash dividends to a level equal to half of cumulative consolidated net income since July 1, 2009 plus the aggregate amount of any new capital contributions or equity offering proceeds. Outstanding redeemable capital interests and management benefit plans are not significant as of September 30, 2012, and, since July 1, 2009, there has been no available cumulative consolidated net income through September 30, 2012. No new capital contributions or equity offerings were made since the Acquisition.

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

Additionally, the Company entered into short term financing arrangements comprised of non-cash notes bearing interest of 2.7%, with monthly payments until June 2013, to finance various insurance premiums. Short term debt is classified with Other Current Liabilities on the condensed consolidated balance sheet.

Note 3. Inventory

Inventory is carried at the lower of cost (based on a weighted average method) or market and consists of the following.

	September 30, 2012	December 31, 2011

Raw Materials	$26,094	$26,865
Work in Process	11,587	8,232
Parts and Supplies	24,637	27,386

	$62,318	$62,483

Note 4. Income Taxes

CBL’s operating entities are primarily single member limited liability companies that are owned by a corporate parent, and are subject to U.S. federal and state income taxes on a combined basis. The effective tax rates in the three months ended September 30, 2012 and 2011 were 47.9% and (10.8%), respectively. The effective tax rate in the three months ended September 30, 2011 was distorted by a $1,877 discrete tax item resulting from a change in IRS Administrative Procedures related to an IRS Revenue Procedure regarding transaction success fees, which increased the benefit for the quarter then ended. The effective tax rates in the nine months ended September 30, 2012 and 2011 were 37.6% and 40.6%, respectively. The effective income tax rates are impacted by the significance of consistent levels of permanent book and tax differences on expected full year income in the respective periods. There is no tax-sharing agreement with the other companies included in the Finn consolidated return filing and therefore the tax attributes of CBL are stated on a stand-alone basis.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Employee Benefit Plans

A summary of the components of the Company’s pension and post-retirement plans follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pension Components:
Service cost	$1,140	$1,120	$3,420	$3,360
Interest cost	2,645	2,634	7,935	7,902
Expected return on plan assets	(3,460)	(3,250)	(10,380)	(9,750)
Amortization of unrecognized losses	443	—	1,329	—

Net periodic benefit cost	$768	$504	$2,304	$1,512

Post-retirement Components:
Service cost	$3	$3	$9	$9
Interest cost	45	55	135	165

Net periodic benefit cost	$48	$58	$144	$174

Note 6. Related Party Transactions

There were no related party freight revenues in the three and nine month periods ended September 30, 2012 and 2011 and there were no related party receivables included in accounts receivable on the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, except those contained in the caption Accounts Receivable, Related Parties, Net. These amounts related to the receivable from Finn in connection with the Acquisition and certain subsequent payments associated with the wind-down of the pre-Acquisition share-based compensation plan. Since the Acquisition, additional vesting of certain pre-Acquisition share-based awards has occurred and, per the terms of the Omnibus Plan, all awards previously granted to executives separating without cause from the Company within one year after the Acquisition date became fully vested. Finn redeemed certain of these shares. Dividends from the Company were declared and paid to Finn in amounts sufficient to fund these redemptions. These dividends reduced the Accounts Receivable Related Parties, Net balance.

During the first quarter of 2012 and in the second quarter of 2011 the Company paid an annual management fee of $5,000 to Platinum Equity Advisors, LLC. The management fee is amortized to selling, general and administrative expense over the course of the respective fiscal year.

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

Management evaluates performance based on a variety of measures, including segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies described in the Company’s filing on Form 10-K for the year ended December 31, 2011. Intercompany sales are transferred at the lower of cost or fair value.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

	Reportable Segments		Intersegment Eliminations	Total
	Transportation	Manufacturing
Three Months ended September 30, 2012
Total revenue	$156,727	$47,182	$(37,024)	$166,885
Less Intersegment revenues	139	36,885	(37,024)	—

Revenue from external customers	156,588	10,297	—	166,885
Operating expense
Materials, supplies and other	38,374	—	—	38,374
Rent	6,646	—	—	6,646
Labor and fringe benefits	28,262	—	—	28,262
Fuel	38,161	—	—	38,161
Depreciation and amortization	25,719	—	—	25,719
Taxes, other than income taxes	2,684	—	—	2,684
Gain on disposition of equipment	(1,614)	—	—	(1,614)
Cost of goods sold	—	9,607	—	9,607

Total cost of sales	138,232	9,607	—	147,839
Selling, general & administrative	11,059	864	—	11,923

Total operating expenses	149,291	10,471	—	159,762

Operating income (loss)	$7,297	$(174)	$—	$7,123

Three Months ended September 30, 2011
Total revenue	$196,694	$56,907	$(22,165)	$231,436
Less Intersegment revenues	344	21,821	(22,165)	—

Revenue from external customers	196,350	35,086	—	231,436
Operating expense
Materials, supplies and other	63,391	—	—	63,391
Rent	6,960	—	—	6,960
Labor and fringe benefits	28,875	—	—	28,875
Fuel	45,347	—	—	45,347
Depreciation and amortization	24,645	—	—	24,645
Taxes, other than income taxes	3,094	—	—	3,094
Loss on disposition of equipment	60	—	—	60
Cost of goods sold	—	34,932	—	34,932

Total cost of sales	172,372	34,932	—	207,304
Selling, general & administrative	11,823	453	—	12,276

Total operating expenses	184,195	35,385	—	219,580

Operating income (loss)	$12,155	$(299)	$—	$11,856

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Reportable Segments		Intersegment Eliminations	Total
	Transportation	Manufacturing
Nine Months ended September 30, 2012
Total revenue	$513,489	$153,233	$(63,029)	$603,693
Less Intersegment revenues	432	62,597	(63,029)	—

Revenue from external customers	513,057	90,636	—	603,693
Operating expense
Materials, supplies and other	146,209		—	146,209
Rent	20,073		—	20,073
Labor and fringe benefits	85,084		—	85,084
Fuel	120,960		—	120,960
Depreciation and amortization	76,019		—	76,019
Taxes, other than income taxes	8,545		—	8,545
Gain on disposition of equipment	(9,501)		—	(9,501)
Cost of goods sold	—	81,247	—	81,247

Total cost of sales	447,389	81,247	—	528,636
Selling, general & administrative	31,591	3,032	—	34,623

Total operating expenses	478,980	84,279	—	563,259

Operating income	$34,077	$6,357	$—	$40,434

Nine Months ended September 30, 2011
Total revenue	$521,674	$121,488	$(34,729)	$608,433
Less Intersegment revenues	881	33,848	(34,729)	—

Revenue from external customers	520,793	87,640	—	608,433
Operating expense
Materials, supplies and other	181,647	—	—	181,647
Rent	20,924	—	—	20,924
Labor and fringe benefits	84,801	—	—	84,801
Fuel	126,919	—	—	126,919
Depreciation and amortization	76,072	—	—	76,072
Taxes, other than income taxes	9,207	—	—	9,207
Gain on disposition of equipment	(1,268)	—	—	(1,268)
Cost of goods sold	—	86,377	—	86,377

Total cost of sales	498,302	86,377	—	584,679
Selling, general & administrative	41,505	1,461	—	42,966

Total operating expenses	539,807	87,838	—	627,645
Operating loss	$(19,014)	$(198)	$—	$(19,212)

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Financial Instruments and Risk Management

The Company has price risk for fuel not covered by contract escalation clauses and in time periods from the date of price changes until the next monthly or quarterly contract reset. From time to time the Company has utilized derivative instruments to manage volatility in addition to contracted rate adjustment clauses. For several years the Company has been entering into fuel price swaps with commercial banks. The number of gallons settled and related net gains, as well as additional gallons hedged and unrealized changes in market value are contained in the table below. At September 30, 2012, the Company has fuel price swaps with a maximum maturity of October 2013. As hedged fuel is used, any gains or losses are recorded as a decrease or increase to fuel expense, a component of cost of sales.

The fair value of unsettled fuel price swaps is listed in the following table. These derivative instruments have been designated and accounted for as cash flow hedges. To the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through other comprehensive income until the hedged fuel is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense (cost of sales). Other comprehensive loss at September 30, 2012 of ($23,946) and December 31, 2011 of ($25,159) consisted of gains (losses) on fuel hedging and pension liability, net of tax benefit of $15,132 and $15,417, respectively. Hedge ineffectiveness is recorded in income as a component of fuel expense as incurred.

The carrying amounts and fair values of the Company’s financial instruments, which are recorded in Prepaid and Other Current Assets, are as follows:

Description	9/30/2012	Reporting Date Using Markets for Identical Assets (Level 1)
Fuel Price Swaps	$460	$460

At September 30, 2012, the increase in the fair value of the financial instruments is recorded as a net receivable of $460 in the consolidated balance sheet and as a net-of-tax deferred gain, less hedge ineffectiveness, in other comprehensive income in the consolidated balance sheet. Hedge ineffectiveness resulted in a decrease to fuel expense of $3 and an increase of $24 in the three and nine months of 2012, respectively. The fair value of the fuel price swaps is based on quoted market prices for identical instruments, or Level 1 inputs as to fair value and also considers the credit risk of the counterparty. The Company may increase the quantity hedged or add additional months based upon active monitoring of fuel pricing outlooks by the management team.

	Gallons	Dollars
Fuel Price Swaps at December 31, 2011	19,400	$(1,012)
1st Quarter 2012 Fuel Hedge (Income) Expense	(5,900)	(1,679)
1st Quarter 2012 Changes	—	5,388
2nd Quarter 2012 Fuel Hedge (Income) Expense	(5,700)	(603)
2nd Quarter 2012 Changes	1,800	(5,260)
3rd Quarter 2012 Fuel Hedge (Income) Expense	(5,200)	891
3rd Quarter 2012 Changes	720	2,735

Fuel Price Swaps at September 30, 2012	5,120	$460

Note 9. Contingencies

During the three months ended September 30, 2012 the Company resolved the remaining contingencies as to the amount of insurance proceeds to be received arising from a settlement of certain claims under a replacement property policy for 2011 flood damage to the Company’s terminal located in Memphis, Tennessee and a confirmation of the proceeds amount was received from the insurer. An $11,442 gain, representing the net proceeds was recorded as a reduction of claims expense included in Materials, supplies and other costs as a component of cost of sales transportation and services during the three months ended September 30, 2012. The related receivable is included in Prepaid and Other Current Assets.

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

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shareholder Appraisal Action

On April 12, 2011, IQ Holdings, Inc. (“IQ”) filed a Verified Petition for Appraisal of Stock against ACL in the Court of Chancery in the State of Delaware (the “Delaware Court”). Among other things, the appraisal petition seeks a judicial determination of the fair value of IQ’s 250,000 shares of common stock pursuant to 8 Del. C. § 262, and an order by the Delaware Court directing ACL to pay IQ the fair value of its shares as of the effective date of the Acquisition, taxes, attorney’s fees, and costs and interest from the effective date of the Acquisition through the date of the judgment. A trial was held in October 2012. The Company expects that a ruling will be made in the first half of 2013. Funds sufficient to pay the acquisition price of the stock are held in a paying agent account. While it is not possible at this time to determine the potential outcome of this action, we do not believe the action will result in a payment by ACL (in addition to the funds held in the paying agent account) that would materially affect our financial condition, results of operations or cash flows.

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

Collision Incident, Mile Marker 97 of the Mississippi River

ACL and ACL LLC, an indirect wholly owned subsidiary of ACL, have been named in various lawsuits stemming from an incident on July 23, 2008, involving one of ACL LLC’s tank barges that was being towed by DRD Towing Company L.L.C. (“DRD”), an independent towing contractor. The tank barge was involved in a collision with the motor vessel Tintomara, operated by Laurin Maritime, at Mile Marker 97 of the Mississippi River in the New Orleans area. The tank barge was carrying approximately 9,900 barrels of #6 oil, of which approximately two-thirds was released. ACL completed the cleanup of the oil spill and is processing claims properly presented, documented and recoverable under the Oil Spill Act of 1990 (“OPA 90”). A recent ruling by the United States District Court for the Eastern District of Louisiana held that ACL was not at fault for the incident. This ruling does not exonerate ACL from the liabilities under OPA 90. ACL LLC has filed a Notice of Appeal. Laurin Maritime (America) Inc., Laurin Maritime AB, Whitefin Shipping Company Limited, M/V TINTOMARA, and Anglo-Atlantic Steamship Company Limited has filed a Notice of Cross-Appeal. On August 22, 2011 an action was filed in the U.S. District Court for the Eastern District of Louisiana captioned United States of America v. American Commercial Lines LLC and D.R.D. Towing, LLC, Civil Action No. 2:11-cv-2076. The action seeks damages of approximately $25 million, including certain repayment to the Oil Spill Liability Trust Fund for sums it paid related to the cleanup of the oil spill and to certain claimants for damages cognizable under OPA 90, a civil penalty under the Clean Water Act in an amount to be determined at trial as well as a claim for natural resources damages. ACL and ACL LLC have various insurance covering pollution, property, marine and general liability. While the cost of cleanup operations and other potential liabilities relating to the spill are significant, we believe the company has satisfactory insurance coverage and other legal remedies to cover substantially all of the cost.

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

The maximum number of performance units that may be awarded under the Participation Plan is 36,800,000. During the year ended December 31, 2011, a total of 31,165,000 performance units were granted and 19,780,000 performance units were forfeited by executives that left employment in 2011. At no time during the year did the outstanding grants exceed the maximum authorized units. At December 31, 2011, the Company had committed to issue 17,595,000 performance units to executives that joined the Company during 2011. These units were granted during the quarter ended March 31, 2012 and no units were granted in the quarter ended September 30, 2012.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Prior to the Acquisition, ACL had reserved the equivalent of approximately 54,000 shares of Finn for grants to employees and directors under the Omnibus Plan. According to the terms of the Omnibus Plan, forfeited share awards and expired stock options become available for future grants. No share-based awards were granted under this Omnibus Plan during the nine months ended September 30, 2012 or 2011.

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

Effective as of the date of the Acquisition on December 21, 2010, all awards that had been granted to non-executive employees and to the former ACL board members vested and were paid out consistent with certain provisions in the Omnibus Plan. The payment of the intrinsic value of these awards totaling $14,284 was a part of the consideration paid for the Acquisition and included certain previously vested executive shares. This payment by the Company is recorded as an element of the intercompany receivable balance on the condensed consolidated balance sheet. Unvested awards previously granted to Company executives under the Omnibus Plan were assumed by Finn. There were no changes in the terms and conditions of the awards, except for adjustment to denomination in Finn shares for all award types and conversion to time-based vesting as to the performance units. At September 30, 2012, 8,799 shares were available under the Omnibus Plan for future awards, but there is no intention that any further awards will be granted under the Omnibus Plan.

During the 2012 third quarter, 215 stock options vested. During the nine months ended September 30, 2012, a total of 1,468 restricted stock units and 1,329 stock options, held by Company executives vested. These vesting events will result in an increase in additional paid in capital and a tax benefit for the excess of the intrinsic value of the restricted units at the vesting date over the fair value at the date of grant of $206. These tax benefits will be recognized through paid in capital as it becomes more likely than not that the tax benefit will be realized. As of September 30, 2012, there were 2,796 options outstanding with a weighted average exercise price of $55.78 and 54 vested and 690 unvested restricted stock units outstanding.

In the three months and nine months ended September 30, 2012, the Company recorded total stock-based compensation expense of $21 and $105 respectively, and related income tax benefit of $8 and $39, respectively. In the three and nine months ended September 30, 2011, the Company recorded total stock-based employee compensation expense of $389 and $2,204 respectively, and related tax benefit of $145 and $825.

During the three months ended March 31, 2011, after the issuance of $250,000 of unsecured PIK Notes by ACL I, CBL’s indirect parent company, Finn declared a dividend of $258.50 per share for each outstanding share. The dividend was paid to Finn shareholders during the first quarter of 2011. This reduced Finn’s initial capitalization from $460,000 to $201,500.

Per the terms of the Plan, in the event of such dividend, holders of outstanding share-based equity awards were entitled to receive either dividend rights, participation in the dividend or adjustment of awards to maintain the then-current intrinsic value of the existing awards. Finn elected to pay the dividend per share to holders of vested restricted stock units and performance units and to adjust the strike prices and number of options issued to maintain the intrinsic value at date of dividend, or some combination of such actions. The dividend resulted in payments of $3,659 to Company executives at the date of the dividend, with all remaining share-based awards’ new intrinsic value based on shares of Finn valued at $201.50 per share. The $3,659 payment was made by the Company and increased the Company’s related receivable from Finn. After the payouts to the executives, during the nine months ended September 30, 2011, the Company declared and paid dividends to Finn in an amount equal to the gross payments. Finn, in turn, used the proceeds to reimburse the Company for payments made on its behalf to separating executives and to holders of vested restricted units under the Plan.

COMMERCIAL BARGE LINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Dispositions

Dispositions and Impairments —

In December 2011 the Company disposed of its interest in EBDG. Due to the sale, all results of EBDG operations are reflected in discontinued operations.

During the first quarter of 2011 one of the three boats held for sale was returned to service, one boat was sold in the third quarter of 2011 and two additional boats were placed into held for sale status in the fourth quarter. These three boats are being actively marketed. During the first nine months of 2012 nine surplus boats were sold at a small loss. Additionally, during the nine months ended September 30, 2012, 432 retired barges were sold for scrap generating proceeds of $33,453 and gains on disposition of $12,028.

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

The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. See the risk factors enumerated in “Part II—Other Information Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q (this “Report”) and “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “2011 Annual Report”) for a detailed discussion of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements.

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

Results of Operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2012 compared to the results of operations for the three and nine months ended September 30, 2011.

Liquidity and Capital Resources. This section provides an overview of the Company’s sources of liquidity, a discussion of the Company’s debt that existed as of September 30, 2012, and an analysis of the Company’s cash flows for the nine months ended September 30, 2012 and September 30, 2011.

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

Quantitative and Qualitative Disclosures about Market Risk. This section discusses our analysis of significant changes in exposure to potential losses arising from adverse changes in fuel prices and interest rates at September 30, 2012.

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

We currently operate in two business segments, transportation and manufacturing. We are the third largest provider of dry cargo barge transportation and second largest provider of liquid tank barge transportation on the United States Inland Waterways, which consists of the Mississippi River, the Ohio River, the Illinois River and their tributaries and the Gulf Intracoastal Waterway (the “Inland Waterways”), accounting for 10.9% of the total inland dry cargo barge fleet and 10.2% of the total inland liquid cargo barge fleet as of December 31, 2011, according to InformaEconomics, Inc. (“Informa”), a private forecasting service.

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

For purposes of industry analysis, the commodities transported on the Inland Waterways can be broadly divided into four categories: grain, bulk, coal and liquids. Using these broad cargo categories, the following graph depicts the total millions of tons shipped through the Inland Waterways for the quarter and nine months ended September 30, 2012 and September 30, 2011 by all carriers according to data from the US Army Corps of Engineers Waterborne Commerce Statistics Center (the “Corps”). The Corps does not estimate ton-miles, which we believe is a more accurate volume metric. Note that the most recent periods are typically estimated for the Corps’ purposes by lockmasters and retroactively adjusted as shipper data is received.

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

Consolidated Financial Overview

For the quarter and nine-month periods ended September 30, 2012, the Company had a net loss of $0.3 million and net income of $11.1 million, respectively. This represented a decrease of $5.4 million for the quarter and an increase of $35.5 million for the first nine months compared to the same periods of the prior year.

The following table displays certain individually significant drivers of after-tax non-comparability in the respective third quarters and first nine-month periods of 2012 and 2011. Though all periods contain the impact of purchase accounting due to the significant difference in the level of asset sales and barge scrapping, we have separated the former basis and the impact of the purchase accounting revaluation of the assets disposed.

Significant Non-Comparable Items

(in thousands)

After Tax Impact on Net Income (Decrease) Increase

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Share based compensation and restructuring	$(13)	$(590)	$(147)	$(2,868)
Other restructuring/acqusition-related costs and consulting	(2,431)	(2,161)	(6,047)	(9,375)
Total historical cost gains/losses on boat/barge sales	2,787	226	23,525	3,010
Purchase accounting impact on boat/barge gains	(1,792)	(350)	(17,703)	(2,306)
Customer bankruptcy (loss)/recovery	—	(33)	—	543
Insurance gain on 2011 flood claims	7,155	—	7,155	—
Discrete tax item	—	(1,877)	—	(1,877)

	$5,706	$(4,785)	$6,783	$(12,873)

In addition to the above items, both the quarter and nine months ended September 30, 2012 have been impacted by approximately $15.1 million, after tax, due to drought conditions. The drought lead to extremely low Mississippi River levels, which limited the amount of cargo that could be carried, thereby reducing tons per barge. On average, the Company’s dry cargo tons per barge declined by nearly 7% during the quarter compared to levels that were achieved from March through May of this year. This decline in tons transported resulted in a direct reduction in EBITDAR of $9.8 million for the quarter. Additionally, the number of barges per tow was reduced along the Mississippi River in the most seriously impacted river segments, between St. Louis and Vicksburg, as part of an industry-wide agreement aimed at controlling disruptions to the flow of traffic on the river. As a result, the Company required more tow boats in service to deliver the same equivalent amount of freight based upon number of barges per tow. The cost of this excess towing capacity during the third quarter was $5.9 million. Finally, river conditions led to more traffic disruptions on the Mississippi River south of St. Louis, resulting in a reduced turn of the Company fleet assets. As a result, the Company was required to use more tow boat power to deliver booked freight during the quarter and the slower turn also impacted the number of revenue earning days on the barge fleet. The impact of these incremental costs and lost profit totaled $8.5 million during the quarter.

These items and changes in the operating performance of our transportation and manufacturing segments drove the changes in net income. The primary causes of changes in operating income in our transportation and manufacturing segments are generally described below under “Segment Overview” and more fully described below under Operating Results by Business Segment.

For the quarter and nine months ended September 30, 2012, Adjusted EBITDAR from continuing operations was $55.1 million and $169.3 million respectively. This represents improvements of $7.0 million and $55.3 million compared to the same periods of the prior year. Adjusted EBITDAR from continuing operations as a percent of revenue was 33.0% and 28.1% for the quarter and nine months ended September 30, 2012. This represents an increase of 12.2 points quarter-over-quarter and an increase of 9.3 points nine month period-over-nine month period. See the table below under “Consolidated Financial Overview—Non-GAAP Financial Measure Reconciliation” for a definition of Adjusted EBITDAR and a reconciliation of Adjusted EBITDAR to consolidated net income or loss.

During the nine months ended September 30, 2012, $163.7 million of capital expenditures were primarily attributable to the addition of 77 new covered dry cargo barges, 23 new liquid tank barges, acquisition of eight used liquid tank barges, boat repower spending, other boat and barge capital improvements and facilities improvements. During the nine months ended September 30, 2012, proceeds from the scrapping of 432 retired barges generated $33.5 million and the sale of nine surplus boats generated $15.4 million.

During the nine months ended September 30, 2012, average face amount of outstanding debt increased approximately $16.3 million from the year end 2011 level, primarily driven by capital expenditures in the period offset by proceeds from barge scrapping and boat sales and the improvement in operating cash flow. Total interest expense for the nine months ended September 30, 2012, was $23.2 million or $0.5 million higher than those expenses in the same period of 2011. The increase in interest expense is due higher interest expense in the current year on obligations other than debt.

At September 30, 2012, we had total long term indebtedness of $444.0 million, including $200 million related to the 2017 Notes, $25.0 million in unamortized premium recorded at the Acquisition-date to recognize their fair value, and $219.0 million drawn on our credit facility. At this level of debt, we had $169.7 million in remaining availability under our Credit Facility. The Credit Facility has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At September 30, 2012, debt levels were $120.9 million above this threshold. As of September 30, 2012, the present value of the lease payments associated with revenue generating equipment was approximately $45.5 million. Including the present value of these lease payments, the Company’s total funded indebtedness would be $464.5 million as of September 30, 2012. The ratio of funded debt to Adjusted EBITDAR for the trailing twelve months ended September 30, 2012 was 2.0 times.

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

Transportation revenue for each contract type for the quarter and nine months ended September 30, 2012 is summarized in the following key operating statistics table.

	Three Months Ended September 30, 2012	% Change to Prior Year Quarter Increase (Decrease)	Nine Months Ended September 30, 2012	% Change to Prior Year YTD Increase (Decrease)
Ton-miles (in thousands):
Total dry	5,748,665	(26.0%)	20,321,618	(4.4%)
Total liquid	444,399	(12.7%)	1,422,045	(7.1%)

Total affreightment ton-miles	6,193,064	(25.2%)	21,743,663	(4.6%)
Total non-affreightment ton-miles	794,992	(21.3%)	2,634,745	(3.9%)

Total ton-miles	6,988,057	(24.8%)	24,378,407	(4.5%)

Average ton-miles per affreightment barge	3,423	(7.1%)	11,670	15.4%
Rates per ton mile:
Dry rate per ton-mile		(6.2%)		(4.8%)
Fuel neutral dry rate per ton-mile		(5.9%)		(7.6%)
Liquid rate per ton-mile		3.7%		12.1%
Fuel neutral liquid rate per-ton mile		6.6%		8.5%
Overall rate per ton-mile	$16.37	(3.2%)	$15.94	(2.6%)
Overall fuel neutral rate per ton-mile	$16.50	(2.5%)	$15.47	(5.5%)
Revenue per average barge operated (in thousands)	$79,527	(3.0%)	$239,971	10.9%
Fuel price and volume data:
Fuel price	$3.18	2.9%	$3.13	7.2%
Fuel gallons (in thousands)	12,008	(18.2%)	38,638	(11.1%)
Revenue data (in thousands):
Affreightment revenue	$101,167	(27.6%)	$346,071	(6.9%)
Non-affreightment revenue
Towing	9,900	(26.5%)	33,999	(4.8%)
Charter and day rate	29,013	19.8%	84,063	34.7%
Demurrage	9,783	(21.7%)	27,024	(18.1%)
Other	6,725	3.5%	21,900	23.3%

Total non-affreightment revenue	55,421	(2.2%)	166,986	12.2%

Total transportation segment revenue	$156,588	(20.3%)	$513,057	(1.5%)

Data regarding changes in our barge fleet for the quarter ended September 30, 2012 is summarized in the following table.

Barge Fleet Changes

Barges —Current Quarter	Dry	Tankers	Total
Barges operated as of June 30, 2012	1,617	321	1,938
Retired (includes reactivations)	(12)	(2)	(14)
New builds	67	15	82
Purchased	—	—	—
Change in number of barges leased	(7)	—	(7)

Barges operated as of September 30, 2012	1,665	334	1,999

Barges—Current Year	Dry	Tankers	Total
Barges operated as of December 31, 2011	1,961	316	2,277
Retired (includes reactivations)	(345)	(13)	(358)
New builds	77	23	100
Purchased	—	8	8
Change in number of barges leased	(28)	—	(28)

Barges operated as of September 30, 2012	1,665	334	1,999

Data regarding our boat fleet at September 30, 2012 is contained in the following table.

Owned Boat Counts and Average Age by Horsepower Class

Horsepower Class	Number	Average Age
1950 or less	32	33.7
Less than 4650	23	36.8
Less than 6250	33	35.5
6800 and over	12	33.8

Total/overall age	100	34.9

In addition, the Company had 13 chartered boats in service at September 30, 2012. Average life of a boat (with refurbishment) exceeds 50 years. At September 30, 2012, two boats were classified as assets held for sale.

Manufacturing

Our manufacturing segment consists of our subsidiary, Jeffboat which was the second largest manufacturer of brown-water barges in the United States in 2011 according to Criton Corporation, publisher of River Transport News. This segment manufactures barges both for external parties as well as internal use, with internal revenue and associated costs eliminated in the condensed consolidated financial statements presented herein.

Manufacturing Segment Units Produced for External Sales or Internal Use

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
External sales:
Deck barges	—	15	—	27
Dry cargo barges	18	48	162	135

Total external units sold	18	63	162	162

Internal sales:
Liquid tank barges	15	2	23	2
Dry cargo barges	35	30	45	55

Total units into production	50	32	68	57

Total units produced	68	95	230	219

Consolidated Financial Overview—Non-GAAP Financial Measure Reconciliation

COMMERCIAL BARGE LINE COMPANY

NET INCOME (LOSS) TO ADJUSTED EBITDA AND EBITDAR RECONCILIATION

( Unaudited—Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012			2011
Consolidated Net Income (Loss)	$(297)	$5,062	$11,100			$(24,419)
Less Discontinued Operations, Net of Income Taxes	—	85	26			122

Net (Loss) Income from Continuing Operations	(297)	4,977	11,074			(24,541)
Adjustments from Continuing Operations:
Interest Income	—	(4)	(5)			(162)
Interest Expense	7,874	7,553	23,185			22,645
Depreciation and Amortization	26,148	26,626	80,353			82,020
Taxes	(273)	(486)	6,659			(16,784)

EBITDA from Continuing Operations	33,452	38,666	121,266			63,178

Adjustments from Continuing Operations for EBITDAR:
Long-term Boat and Barge Rents	3,822	3,873	11,592			11,550

EBITDAR from Continuing Operations	37,274	42,539	132,858			74,728

Adjustments from Discontinued Operations:
Interest Income	—	—	—			(18)
Depreciation and Amortization	—	23	—			61

EBITDA from Discontinued Operations	—	108	26			165

Adjustments from Discontinued Operations for EBITDAR:
EBITDAR from Discontinued Operations	—	108	26			165

Consolidated EBITDAR	$37,274	$42,647	$132,884			$74,893

Other Adjustments to EBITDAR
Other Non-cash or Non-comparable charges included in net income:
Continuing Ops
Share based compensation and restructuring	$21	$943	$234			$4,586
Other restructuring/acqusition-related costs and consulting	3,887	3,455	9,671			14,994
Other non-cash impacts of purchase accounting	(2,028)	(730)	(6,084)			(1,952)
Purchase accounting impact on boat/barge gains	2,866	559	28,311			3,688
Gain on excess boat sales	335	—	(10,943)			—
Insurance gain on 2011 flood claims	(11,442)	—	(11,442)			—
Drought, flood and other costs	24,164	1,325	26,714	(A	)	17,943

Total Continuing Ops	17,803	5,552	36,461			39,259

Adjusted EBITDAR from Continuing Ops	55,077	48,091	169,319			113,987

Discontinued Ops
Merger Related and Consulting Expenses	—	—	—			20

Total Discontinued	—	—	—			20

Adjusted EBITDAR from Discontinued Ops	—	108	26			185

Adjusted Consolidated EBITDAR	$55,077	$48,199	$169,345			$114,172

(A)	In order to provide a comprehensive estimate of the total drought effect, we have included $2,550 of drought related impact, incurred in June, in the nine months ended September 30, 2012. This amount was not included in adjusted EBITDAR in the second quarter 10Q filed on August 14, 2012 as materiality and duration of the drought were not known at that time.

EBITDAR consists of earnings before interest, taxes, depreciation, amortization, long-term boat and barge rents. Adjusted EBITDAR includes adjustments to historical EBITDAR that we do not consider indicative of our core operating functions or ongoing operating performance after the Acquisition. EBITDAR and Adjusted EBITDAR are not calculated or presented in accordance with U.S. GAAP and other companies in our industry may calculate EBITDAR and Adjusted EBITDAR differently than we do. As a result, these financial measures have limitations as analytical and comparative tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. However, we believe that EBITDAR and Adjusted EBITDAR provide relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. We consider EBITDAR and Adjusted EBITDAR to be meaningful indicators of core operating performance and we use it as a means to assess the operating performance of our business segments. EBITDAR and Adjusted EBITDAR should not be considered as measures of discretionary cash available to us to invest in the growth of our business as both measures exclude certain items that are relevant in understanding and assessing our results of operations and cash flows. EBITDAR and Adjusted EBITDAR provide management with an understanding of one aspect of earnings before the impact of investing and financing transactions and income taxes. We believe that our use of long-term leases to fund the construction and acquisition of revenue-producing assets is a financing decision and therefore we exclude rents related to such arrangements from this measure for its internal analyses. In calculating these financial measures, we make certain adjustments that are based on assumptions and estimates that may prove to have been inaccurate. In addition, in evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDAR and Adjusted EBITDAR should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Outlook

Historically, as the Company moved into the third quarter of most years, it experienced a tightening of barge capacity, higher rates and increased volumes. This year severe, persistent drought conditions have presented some of the most challenging operating conditions the industry has experienced in several decades. Not only is this drought impacting navigating conditions by negatively impacting load drafts, tow sizes and system speed, the drought decreased agricultural yields for the current crop year and is expected to result in the lowest levels of grain exports through the Gulf since the mid-1990’s. In non-agricultural market sectors, the Company continues to see strength in energy, as United States coal exports have remained strong and North American oil production continues to rise. Industry tank barge capacity currently lags demand and the Company expects to continue to pursue taking advantage of this market dynamic. Domestic utility coal demand continues to be sluggish as a result of high inventories, coal’s recent competitive disadvantage to natural gas and increased emissions regulations. The overall economic recovery in the United States has slowed, reducing demand for our dry cargo services. These factors have increased the pricing pressure on barge freight. The Company cannot predict how long it will face drought conditions but expects to continue to tightly control expenses while maintaining the safety of our employees, its equipment, the environment and its customers’ cargoes. Navigational draft restrictions, reduced tow sizes and slower system speed will, for the duration of the current conditions, continue to reduce our volumes and boat efficiency and increase costs in the near term. Each one inch reduction in load draft represents the loss of 17 tons of cargo, extrapolating to a 25 barge tow that represents a 425 ton loss of efficiency and a 510 ton loss for a 30 barge tow. Current operating conditions on the Mississippi River below Cairo, Illinois have stabilized in recent weeks but are still not where we would ordinarily expect them for this time of year. In the St. Louis area, water levels remain challenging and could worsen as the Missouri River reservoir releases are restricted during the winter season. We expect that we will continue to deal with the effects of the drought at some level for some time until significant rains refill the watershed.

The Company expects to continue to focus on operating efficiencies, including maintain our network density and tight coordination of multiple freight movements to minimize non-revenue producing activities. The Company also continues to refine its previously announced capital expenditure plan in order to deploy new investment to opportunities with the highest anticipated returns. These reviews have resulted in a reduction of our previously anticipated capital spending by approximately $50 million through the sale of some of the dry hopper barges previously anticipated to be put into service by the Company. Additionally, the Company has sold a limited number of liquid tank barges. The Company expects to continue to make adjustments to its capital spending plans to position itself to best match the extent and timing of anticipated demand, while preserving liquidity in the interim.

In our manufacturing segment, Criton reported that in 2011 there was a net expansion in the dry cargo fleet. Given the age of many barges in the industries dry fleet; we expect a further reduction in the industry fleet of dry cargo barges over the next three to five years. This may lead to more consistent demand and stable pricing for barge building by our manufacturing segment, over the long term. However, the recent slowdown in dry cargo transportation demand has impacted immediate demand for new barge production. Based on current projections, we believe that available production capacity is sold out through the first quarter of 2013

The manufacturing segment’s external revenue backlog at the period end was $47.4 million, approximately $69.7 million lower than the September 30, 2011 backlog and approximately $53.8 million lower than the December 31, 2011 backlog.

Overall, we are monitoring market conditions closely and are maintaining a disciplined approach to our operations that will allow us to continue to realize and build upon the gains we achieved in operating efficiency in 2011 and through the first nine months of 2012.

OPERATING RESULTS by BUSINESS SEGMENT

Quarter Ended September 30, 2012 as compared with September 30, 2011

COMMERCIAL BARGE LINE COMPANY OPERATING RESULTS by BUSINESS SEGMENT

(Dollars in thousands except where noted)

(Unaudited)

				% of Consolidated
				Revenue
	Quarter Ended September 30,			3rd Quarter
	2012	2011	Variance	2012	2011
REVENUE
Transportation and Services	$156,588	$196,350	$(39,762)	93.8%	84.8%
Manufacturing (external and internal)	47,182	56,907	(9,725)	28.3%	24.6%
Intersegment manufacturing elimination	(36,885)	(21,821)	(15,064)	(22.1%)	(9.4%)

Consolidated Revenue	166,885	231,436	(64,551)	100.0%	100.0%

OPERATING EXPENSE
Transportation and Services	149,291	184,195	(34,904)
Manufacturing (external and internal)	47,356	57,206	(9,850)
Intersegment manufacturing elimination	(36,885)	(21,821)	(15,064)

Consolidated Operating Expense	159,762	219,580	(59,818)	95.7%	94.9%

OPERATING INCOME
Transportation and Services	7,297	12,155	(4,858)
Manufacturing (external and internal)	(174)	(299)	125

Consolidated Operating Income	7,123	11,856	(4,733)	4.3%	5.1%
Interest Expense	7,874	7,553	321
Other Expense (Income)	(181)	(188)	7

Income (Loss) Before Income Taxes	(570)	4,491	(5,061)
Income Tax Benefit	(273)	(486)	213
Discontinued Operations	—	85	(85)

Net (Loss) Income	$(297)	$5,062	$(5,359)

Domestic Barges Operated (average of period beginning and end)	1,969	2,395	(426)
Revenue per Barge Operated (Actual)	$79,527	$81,983	$(2,456)

Revenue. As a result of the impact of the persistent drought conditions on the transportation segment, consolidated revenue decreased by $64.6 million to $166.9 million, a 27.9% decrease compared with $231.4 million for the quarter ended September 30, 2011.

Transportation segment revenues were hardest hit by the drought resulting in a decrease of $39.8 million, or 20.3% to $156.6 million. Total affreightment volume measured in ton-miles decreased in the third quarter of 2012 to 6.2 billion compared to 8.3 billion in the same period of the prior year driven by declines of 36.6% in bulk affreightment ton-mile volume and a 32.6% decline in grain affreightment ton-mile volume largely attributable to the aforementioned tow size and draft restrictions resulting from the drought conditions.

For the third quarter ended September 30, 2012, non-affreightment revenues, compared to the same period of the prior year, decreased by $1.3 million, or 2.2%, primarily due to the $4.8 million in higher charter/day rate revenue being more than offset by lower dry towing and lower demurrage revenue in the current year quarter

Overall transportation revenues decreased approximately 19.5% in the quarter ended September 30, 2012 on a fuel neutral basis compared to the same period of the prior year based on changes in volume and pricing. The impact of the volume decreases noted above, was exacerbated by a decline in overall fuel-neutral rates per ton-mile of approximately 2.5% in the quarter compared to prior year. Our achieved grain pricing, across all river segments, was down 11.3% in the quarter compared to the same period of the prior year.

Average revenues per barge operated decreased 3.0% in the third quarter of 2012, compared to the same period of the prior year. The decrease in the quarter was driven by the decline in affreightment revenue, partially offset by an increase in non-affreightment charter and day rate revenue. The change in liquid charter and day rate revenue resulted from higher asset deployment into this trade, with 18 more liquid barges on average in this service in the current year quarter. The predominant lanes of service for this trade are less affected by the current drought conditions.

Manufacturing segment revenues decreased 70.7% to $10.3 million, as 18 barges were sold compared to 63 sold in the prior year quarter. This decline is attributable to a significant portion of the manufacturing segments capacity being allocated to produce barges for the transportation segment during the quarter.

Operating Expense. Consolidated operating expense decreased by $59.8 million, or 27.2%, to $159.8 million in the third quarter of 2012 compared to the same quarter of 2011.

Transportation segment expenses were $34.9 million lower in the third quarter of 2012 than in the comparable quarter of 2011. The decrease in transportation segment operating expenses was attributable to an $11.4 million gain from the resolution of insurance contingencies surrounding a claim related to 2011 damage to one of our river terminals; $7.2 million lower fuel costs; $6.7 million lower boat and barge repairs related to both the boat repower program and lower repairs associated with the significant retirement of older barge assets; other reductions in operating costs related to lower production volume including fleeting, barge preparation and boat hire; and $1.7 million higher gains on disposition of barges and other assets.

Despite the decrease of $7.2 million in total fuel expense compared to the comparable quarter of 2011, fuel as a percent of segment revenues increased in the quarter by 1.3 points to 24.4% of segment revenues or $38.2 million. Fuel consumption decreased approximately 18.2% for the quarter compared to the same period of the prior year driven by lower volume and boat delays. The average net-of-hedge-impact price per gallon increased 2.9% to $3.18 per gallon in the quarter.

Manufacturing operating expenses decreased by $24.9 million due primarily to fewer external barges produced in the third quarter of 2012 compared to the same quarter of the prior year.

Operating Income. Consolidated operating income decreased by $4.7 million to $7.1 million in the third quarter of 2012 compared to the same quarter of 2011 primarily as a result of the declines in transportation segment revenues net of cost reductions attributable to the persistent drought conditions during the 2012 quarter. The drought conditions drove degradation of the operating ratio by 150 basis points in the quarter compared to the prior year. In total, based on operating metrics prior to the beginning of the drought, the estimated operating income impact of the current year drought has been estimated to be $24.2 million.

The manufacturing segment had operating losses of $0.2 and $0.3 million in the quarters ended September 30, 2012 and 2011, respectively despite selling forty-five fewer total barges externally than in the third quarter of 2011. We were able to maintain flat operating loss mainly due to improved labor and materials efficiencies in the shipyard. Manufacturing had approximately five fewer weather-related lost production days in the third quarter.

The drop in external sales was partially offset by an increase of eighteen barges manufactured for internal use as we continue to revitalize our fleet.

Interest Expense. Interest expense was essentially unchanged from the prior year quarter with lower average outstanding debt balances in the 2012 quarter offset by higher interest expense in the current year on obligations other than debt.

Income Tax Expense. The effective tax rates for the third quarters of 2012 and 2011 were 47.9% and (10.8%), respectively. Both rates represent the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing expected full year income in 2012 compared to 2011. The effective tax rate in the three months ended September 30, 2011 was distorted by a discrete tax item of $1,877 resulting from a change in IRS Administrative Procedures related to transaction success fees.

Net Income (Loss). The net income was lower in the current year quarter due to the factors noted above.

Nine months Ended September 30, 2012 as compared with Nine months Ended September 30, 2011

COMMERCIAL BARGE LINE COMPANY OPERATING RESULTS by BUSINESS SEGMENT

(Dollars in thousands except where noted)

(Unaudited)

				% of Consolidated Revenue
	Nine Months Ended September 30,			3rd Quarter
	2012	2011	Variance	2012	2011
REVENUE
Transportation and Services	$513,057	$520,793	$(7,736)	85.0%	85.6%
Manufacturing (external and internal)	153,233	121,488	31,745	25.4%	20.0%
Intersegment manufacturing elimination	(62,597)	(33,848)	(28,749)	(10.4%)	(5.6%)

Consolidated Revenue	603,693	608,433	(4,740)	100.0%	100.0%
OPERATING EXPENSE
Transportation and Services	478,980	539,807	(60,827)
Manufacturing (external and internal)	146,876	121,686	25,190
Intersegment manufacturing elimination	(62,597)	(33,848)	(28,749)

Consolidated Operating Expense	563,259	627,645	(64,386)	93.3%	103.2%
OPERATING INCOME (LOSS)
Transportation and Services	34,077	(19,014)	53,091
Manufacturing (external and internal)	6,357	(198)	6,555

Consolidated Operating Income (Loss)	40,434	(19,212)	59,646	6.7%	(3.2%)
Interest Expense	23,185	22,645	540
Other Expense (Income)	(484)	(532)	48

Income (Loss) Before Income Taxes	17,733	(41,325)	59,058
Income Tax (Benefit)	6,659	(16,784)	23,443
Discontinued Operations	26	122	(96)

Net Income (Loss)	$11,100	$(24,419)	$35,519

Domestic Barges Operated (average of period beginning and end)	2,138	2,407	(269)
Revenue per Barge Operated (Actual)	$239,971	$216,366	$23,605

Revenue. Consolidated revenues were essentially flat in the nine months ended September 30, 2012, at $603.7 million compared with $608.4 million for the nine months ended September 30, 2011.

As a result of the previously mentioned third quarter drought, transportation and services revenues decreased by $7.7 million, or 1.5% in the nine months ended September 30, 2012, compared to the same period of 2011. Total affreightment volume measured in ton-miles decreased for the nine months ended September 30, 2012, to 21.7 billion compared to 22.8 billion in the same period of the prior year again as a result of the third quarter drought conditions.

For the nine months ended September 30, 2012, non-affreightment revenues, compared to the same period of the prior year, increased by $18.1 million, or 12.2%, primarily due to higher charter/day rate revenue, higher liquid towing revenue, higher liquid demurrage and higher fleet revenue for the first half of the year but offset by drought impact in third quarter.

Revenues per average barge operated increased 10.9% for the nine months ended September 30, 2012, compared to the same period of the prior year; although through the first half of the year we were up 25% over the prior year; the erosion in revenues per barge is due primarily to the drought in the third quarter of 2012.

The increase in transportation segment revenues was achieved while operating a barge fleet that was 11.2% smaller on average than the prior year.

Manufacturing segment revenues increased 3.4% compared to the same period of the prior year to $90.6 million, with 162 total barges sold for the nine month period both current and prior year.

Operating Expense. Consolidated operating expense decreased by $64.4 million, or 10.3%, to $563.3 million in the nine months ended September 30, 2012, compared to the same period of 2011.

Transportation segment expenses were $60.8 million lower in the nine months ended September 30, 2012, than in the comparable period of 2011. The decrease in transportation segment operating expenses was attributable to $13.0 million lower boat and barge repairs related to both the boat repower program and lower repairs associated with the significant retirement of older barge assets, $10 .9 million reduction in fleeting, barge preparation, boat hire and claims; $6.0 million benefit of lower fuel pricing and improved fuel efficiency; $8.2 million additional net surplus from sale of barges and a $11.4 million gain from the resolution of insurance contingencies surrounding a claim related to 2011 flood damage to one of our river terminals. Additionally, selling, general and administrative (SG&A) expenses were decreased $9.9 million primarily due to reduction in restructuring and merger related expenses.

Manufacturing operating expenses were 4.1% lower at $84.3 million for the nine months ended September 30, 2012, after elimination of intersegment activity, due to improved labor and materials efficiencies in the shipyard while the same number of barges was produced for external sale.

Operating Income. Consolidated operating income increased by $59.6 million to $40.4 million in the nine months ended September 30, 2012, compared to an operating loss of $19.2 million in the same period in 2011. Operating income in the transportation segment increased by $53.1 million over the same period of 2011 driven by improved operating efficiencies, despite the decline in actual revenues during the period and the adverse operating conditions related to the drought in the third quarter, as discussed above.

Operating income in the manufacturing segment increased by $6.6 million driven by improved efficiency in labor and materials, higher production volume and favorable weather in the year nine months ended September 30, 2012 when compared to the prior year. Manufacturing had approximately twenty-four fewer weather-related lost production days in the nine months ended September 30, 2012 compared to the same periods of the prior year which contributed to the increased productivity in the current year quarter.

Interest Expense. Interest expense increased by $0.5 million in the nine months ended September 30, 2012 compared to the same period of the prior year. The increase resulted from a lower average outstanding debt balance in the nine months ended September 30, 2012, offset by higher interest expense in the current year on obligations other than debt.

Income Tax Expense. The effective tax rates for the nine months ended September 30, 2012 and 2011 were 37.6% and 40.6%, respectively. Both rates represent the application of statutory rates to taxable income impacted by consistent levels of permanent book tax differences on differing expected full year income in 2012 compared to 2011.

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

Our funding requirements include capital expenditures, operating costs, interest payments and other working capital requirements. Our primary sources of liquidity at September 30, 2012, were draws from our Credit Facility, cash generated from operations and proceeds from barge scrapping. Other potential sources of liquidity include proceeds from sale leaseback transactions and the sale of non-core, obsolete and surplus assets. We currently expect that our net 2012 capital expenditures may exceed $200 million, which we currently expect to fund with draws under our Credit Facility and proceeds from boat sales and barge scrapping. For information regarding capital expenditures and proceeds of boat and barge sales for the nine months ended September 30, 2012, see “Net Cash, Capital Expenditures and Cash Flow” below.

Our cash operating costs consist primarily of purchased services, materials and repairs, fuel, labor and fringe benefits and taxes (collectively presented as Cost of Sales on the consolidated statements of operations) and selling, general and administrative costs.

Concurrently with the Acquisition, on December 21, 2010, CBL, ACL LLC, ACLTS and Jeffboat (the “Borrowers”), and ACL and certain subsidiaries as guarantors, entered into a credit agreement (“credit agreement”), consisting of a senior secured asset-based credit facility in an aggregate principal amount of $475.0 million with a final maturity date of December 21, 2015 (“Credit Facility”). The proceeds of the Credit Facility are available for use for working capital and general corporate purposes, including certain amounts payable by ACL in connection with the Acquisition. Availability under the Credit Facility is capped at a borrowing base, calculated based on certain percentages of the value of the Borrower’s vessels, inventory and receivables and subject to certain blocks and reserves, all as further set forth in the

Credit Agreement. We are currently prohibited from incurring more than $390.0 million of indebtedness under the Credit Facility regardless of the size of the borrowing base until (a) all of the obligations (other than unasserted contingent obligations) under the indenture governing the 2017 Notes (defined below) are repaid, defeased, discharged or otherwise satisfied or (b) the indenture governing the 2017 Notes is replaced or amended or otherwise modified in a manner such that such additional borrowings would be permitted. At the Borrower’s option, the Credit Facility may be increased by $75.0 million, subject to certain requirements set forth in the Credit Agreement. The Credit Facility is secured by, among other things, a lien on substantially all of borrows’ tangible and intangible personal property (including but not limited to vessels, accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, certain owned real property and intellectual property), a pledge of the capital stock of each of ACL’s wholly owned restricted domestic subsidiaries, subject to certain exceptions and thresholds.

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

Our Indebtedness

At September 30, 2012, we had total long term indebtedness of $444.0 million, including $200 million related to the 2017 Notes, $25.0 million in unamortized premium recorded at the Acquisition-date to recognize their fair value, and $219 million drawn on our credit facility. At this level of debt, we had $169.7 million in remaining availability under our Credit Facility. The Credit Facility has no maintenance financial covenants unless borrowing availability is generally less than $48.8 million. At September 30, 2012, debt levels were $120.9 million above this threshold.

On July 7, 2009, CBL issued $200 million aggregate principal amount of 12.5% senior secured second lien notes due July 15, 2017 (the “2017 Notes”). The issue price was 95.181% of the principal amount of the 2017 Notes. The original issue discount on the 2017 Notes was revised in purchase price accounting for the Acquisition to reflect a premium of $35 million, reflecting the fair market value of the 2017 Notes on the Acquisition date. The 2017 Notes are guaranteed by ACL and by certain of CBL’s existing and future domestic subsidiaries.

Additionally, we are allowed to sell certain assets and consummate sale leaseback transactions on other assets to enhance our liquidity position. For a discussion of the interest rate under our credit facility, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this report.

With the remaining 3.2 year term on the Credit Facility and remaining 4.7 year term on the 2017 Notes, we believe that we have an appropriate longer term, lower cost and flexible capital structure that will provide adequate liquidity and allow us to focus on executing our tactical and strategic plans through the various economic cycles.

Net Cash, Capital Expenditures and Cash Flow

In the nine months ended September 30, 2012, net cash provided by operations was $55.3 million compared to cash flow used in operations of $10.4 million for the nine months ended September 30, 2011. The change in cash provided by/used in operations is primarily attributable to improved operating results in the nine months ended September 30, 2012 compared to the prior year. The use of cash for working capital changes in the first nine months of 2012 was $15.7 million. The use of cash for working capital in the first nine months of 2011 was due to $29.2 million related primarily to the advance purchase of steel inventories in the manufacturing segment to lock in steel prices for builds early in that year.

Cash used in investing activities increased $75.1 million in the first nine months of 2012 to $117.0 million, with total property additions and other investing activities increasing to $166.2 million in 2012 from $48.7 million in the same period in 2011 and higher proceeds from surplus boat dispositions of $12.1 million in the first quarter of 2012 and higher cash provided by barge scrapping operations of $33.7 million in the nine months ended September 30, 2012. The capital expenditures in the first nine months of both 2012 and 2011 included new barge construction, capital repairs and investments in our facilities. During the first nine months of 2012 we also began a major initiative to repower and upgrade certain of our boat assets resulting in a higher level of investment in 2012.

Net cash provided by financing activities in the nine months ended September 30, 2012 was $63.5 million, compared to $50.6 million for the nine months ended September 30, 2011. These sources related to borrowings on the Credit Facility, a net increase in the level of bank overdrafts on our zero balance accounts, representing checks disbursed but not yet presented for payment and dividends paid decrease of $6.1 million.

CHANGES IN ACCOUNTING STANDARDS

Periodically the Financial Accounting Standards Board (“FASB”) issues additional Accounting Standards Updates (“ASUs”). ASUs considered to have a potential impact on CBL where the impact is not yet determined are discussed as follows.

ASU Number 2011-5 was issued in September 2011, amending Topic 220—Comprehensive Income. The ASU modifies alternative presentation standards, eliminating the option for disclosure of the elements of other comprehensive income within the statement of stockholder’s equity. Adoption of this ASU by the Company changed our previous presentation, but will not impact the components of other comprehensive income.

ASU Number 2011-12 subsequently modified the effective date of certain provisions of ASU 2011-5 concerning whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, reverting to earlier guidance until the Board completes its deliberations on the requested changes. The ASU, as modified, is effective for fiscal periods beginning after December 15, 2011.

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

Fuel Price Risk

For the nine months ended September 30, 2012, fuel expenses for fuel purchased directly and used by our boats represented 23.6% of our transportation revenues. Each one cent per gallon rise in fuel price increases our annual operating expense by approximately $0.6 million. We partially mitigate our direct fuel price risk through contract adjustment clauses in our term contracts. Contract adjustments are deferred either one quarter or one month, depending primarily on the age of the term contract. We have been increasing the frequency of contract adjustments to monthly as contracts renew to further limit our timing exposure. Additionally, fuel costs are only one element of the potential movement in spot market pricing, which generally respond only to long-term changes in fuel pricing. All of our grain movements, which comprised 16.1% of our total transportation segment revenues in the first nine months of 2012, are priced in the spot market. Spot grain contracts are normally priced at, or near, the quoted tariff rates in effect for the river segment of the move at the time they are contracted, which ranges from immediately prior to the transportation services to 90 days or more in advance. We generally manage our risk related to spot rates by contracting for business over a period of time and holding back some capacity to leverage the higher spot rates in periods of high demand. Despite these measures fuel price risk impacts us for the period of time from the date of the price increase until the date of the contract adjustment (either one month or one quarter), making us most vulnerable in periods of rapidly rising prices. We also believe that fuel is a significant element of the economic model of our vendors on the river, with increases passed through to us in the form of higher costs for external shifting and towing. From time to time we have utilized derivative instruments to manage volatility in addition to our contracted rate adjustment clauses. Since 2008 we have entered into fuel price swaps with commercial banks for a portion of our expected fuel usage. These derivative instruments have been designated and accounted for as cash flow hedges, and to the extent of their effectiveness, changes in fair value of the hedged instrument will be accounted for through Other Comprehensive Income until the fuel hedged is used, at which time the gain or loss on the hedge instruments will be recorded as fuel expense. At September 30, 2012, a net asset of approximately $0.5 million has been recorded in the condensed consolidated balance sheet and the gain on the hedge instrument recorded in Other Comprehensive Income, net of negligible hedge ineffectiveness recorded as a reduction of fuel expense. Ultimate gains or losses will not be determinable until the fuel swaps are settled. Realized gains from our hedging program were $1.4 million and $8.9 million in the nine months ended September 30, 2012 and 2011, respectively. We believe that the hedge program can decrease the volatility of our results and protects us against fuel costs greater than our swap price. Further information regarding our hedging program is contained in Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this report. We may increase the quantity hedged based upon active monitoring of fuel pricing outlooks by the management team.

Interest Rate and Other Risks

At September 30, 2012, we had $219.0 million of floating rate debt outstanding, which represented the outstanding balance of the Credit Facility. If interest rates on our floating rate debt increase significantly, our cash flows could be reduced, which could have an adverse effect on our business, financial condition and results of operations. Each 100 basis point increase in interest rates, at our existing debt level, would increase our cash interest expense by approximately $2.2 million annually. This amount would be mitigated, in part, by the tax deductibility of the increased interest payments.

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

The nature of our business exposes us to the potential for legal proceedings, including those relating to labor and employment, personal injury, property damage and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations. See Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this report, which is incorporated herein by reference, for additional detail regarding ongoing legal proceedings.

ITEM 1A.	RISK FACTORS

The Company continues to be subject to the risk factors previously disclosed in “Risk Factors” in the Company annual report on Form 10-K for the year ended December 31, 2011, as filed on March 9, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1*	Certification by Mark K. Knoy, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by David J. Huls, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Mark K. Knoy, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by David J. Huls, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commercial Barge Line Company

By:	/s/ MARK K. KNOY
Mark K. Knoy
President and Chief Executive Officer

By:	/s/ DAVID J. HULS
David J. Huls
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2012

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Certification by Mark K. Knoy, Chief Executive Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by David J. Huls, Chief Financial Officer, required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by Mark K. Knoy, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by David J. Huls, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herein